Form 10-Q
period 2025-06-30
NIQ Global Intelligence plc
filed 2025-08-15
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-42763
NIQ Global Intelligence plc
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification Number)
200 West Jackson Boulevard Chicago, IL (Address of principal executive offices)	60606 (Zip Code)
(312) 583-5100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, nominal value $0.00001 per share	NIQ	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 11, 2025, there were 295,000,000 ordinary shares outstanding.

NIQ Global Intelligence plc
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTERMEDIATE DUTCH HOLDINGS B.V.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,040.8	$985.8	$2,006.7	$1,947.7

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	449.2	434.0	880.0	878.9
Selling, general and administrative expenses	403.0	404.6	774.7	801.4
Depreciation and amortization	153.8	142.7	302.3	293.2
Impairment of long-lived assets	0.4	27.3	1.1	27.3
Restructuring, net	0.4	11.3	5.0	20.4
Other operating income, net	(5.5)	(6.8)	(11.6)	(14.1)
Total operating expenses	1,001.3	1,013.1	1,951.5	2,007.1
Operating income (loss)	39.5	(27.3)	55.2	(59.4)
Interest expense, net	(95.2)	(107.0)	(178.7)	(213.9)
Foreign currency exchange gain (loss), net	57.4	(1.0)	89.4	(14.1)
Nonoperating income (expense), net	9.9	(23.2)	(2.8)	(22.3)
Income (loss) from continuing operations before income taxes	11.6	(158.5)	(36.9)	(309.7)
Income tax expense from continuing operations	(23.8)	(29.7)	(47.1)	(60.7)
Loss from continuing operations	(12.2)	(188.2)	(84.0)	(370.4)
Discontinued operations (Note 3):
(Loss) income from discontinued operations before income taxes	—	(0.3)	—	9.2
Income tax expense from discontinued operations	—	—	—	—
(Loss) income from discontinued operations	—	(0.3)	—	9.2
Net loss	(12.2)	(188.5)	(84.0)	(361.2)
Less: Net income attributable to noncontrolling interests	1.9	0.7	3.8	1.9
Net loss attributable to NIQ	$(14.1)	$(189.2)	$(87.8)	$(363.1)

Basic and diluted loss per share from:
Loss from continuing operations attributable to NIQ	$(0.14)	$(1.89)	$(0.88)	$(3.72)
Income from discontinued operations	—	—	—	0.09
Net loss attributable to NIQ	$(0.14)	$(1.89)	$(0.88)	$(3.63)

Weighted average basic and diluted NIQ common stock outstanding	100	100	100	100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERMEDIATE DUTCH HOLDINGS B.V.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(12.2)	$(188.5)	$(84.0)	$(361.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23.1	(12.1)	20.8	(88.2)
Defined benefit pension plan adjustments	(0.5)	—	(0.5)	0.5
Cash flow hedges	(5.9)	(6.8)	(14.8)	1.6
Total other comprehensive income (loss)	16.7	(18.9)	5.5	(86.1)
Total comprehensive income (loss)	4.5	(207.4)	(78.5)	(447.3)
Less: comprehensive income attributable to noncontrolling interests	1.9	0.7	3.8	1.9
Total comprehensive income (loss) attributable to NIQ	$2.6	$(208.1)	$(82.3)	$(449.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERMEDIATE DUTCH HOLDINGS B.V.
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$259.5	$263.8
Trade receivables, net	781.4	644.9
Other receivables	101.3	83.3
Prepaid expenses and other current assets	234.3	136.3
Current assets held for sale (Note 3)	—	62.8
Total current assets	1,376.5	1,191.1
Property and equipment, net	204.4	208.0
Operating lease right-of-use assets	199.3	179.6
Intangible assets, net	2,341.1	2,287.6
Goodwill	2,400.7	2,209.5
Deferred income taxes	22.2	22.2
Other noncurrent assets	287.7	271.7
Total assets	$6,831.9	$6,369.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$200.8	$217.1
Accrued expenses	571.4	605.3
Deferred revenues	330.2	273.4
Short-term debt and current portion of long-term debt	107.8	121.0
Other current liabilities	192.4	131.5
Current liabilities held for sale (Note 3)	—	17.3
Total current liabilities	1,402.6	1,365.6
Long-term debt	4,419.2	3,959.8
Operating lease liabilities	208.2	196.5
Deferred income taxes	110.2	109.1
Other noncurrent liabilities	283.9	251.8
Total liabilities	6,424.1	5,882.8
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, €0.01 par value; 100 shares issued and outstanding	—	—
Paid-in capital	1,973.6	1,970.8
Accumulated deficit	(1,772.9)	(1,685.1)
Accumulated other comprehensive loss	(32.2)	(37.7)
Total NIQ stockholders’ equity	168.5	248.0
Noncontrolling interests	239.3	238.9
Total stockholders’ equity	407.8	486.9
Total liabilities and stockholders’ equity	$6,831.9	$6,369.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERMEDIATE DUTCH HOLDINGS B.V.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except share data)

	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	100	$—	$1,970.8	$(1,685.1)	$(37.7)	$248.0	$238.9	$486.9
Net (loss) income	—	—	—	(73.7)	—	(73.7)	1.9	(71.8)
Other comprehensive loss	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Share-based compensation	—	—	1.3	—	—	1.3	—	1.3
Cash dividends	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2025	100	$—	$1,972.1	$(1,758.8)	$(48.9)	$164.4	$237.8	$402.2
Net (loss) income	—	—	—	(14.1)	—	(14.1)	1.9	(12.2)
Other comprehensive income	—	—	—	—	16.7	16.7	—	16.7
Share-based compensation	—	—	1.5	—	—	1.5	—	1.5
Cash dividends	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2025	100	$—	$1,973.6	$(1,772.9)	$(32.2)	$168.5	$239.3	$407.8

Balance as of December 31, 2023	100	$—	$1,966.1	$(962.4)	$80.7	$1,084.4	$247.2	$1,331.6
Net (loss) income	—	—	—	(173.9)	—	(173.9)	1.2	(172.7)
Other comprehensive loss	—	—	—	—	(67.2)	(67.2)	—	(67.2)
Share-based compensation	—	—	1.2	—	—	1.2	—	1.2
Cash dividends	—	—	—	—	—	—	(10.0)	(10.0)
Balance as of March 31, 2024	100	$—	$1,967.3	$(1,136.3)	$13.5	$844.5	$238.4	$1,082.9
Net loss	—	—	—	(189.2)	—	(189.2)	0.7	(188.5)
Other comprehensive loss	—	—	—	—	(18.9)	(18.9)	—	(18.9)
Share-based compensation	—	—	0.7	—	—	0.7	—	0.7
Cash dividends	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2024	100	$—	$1,968.0	$(1,325.5)	$(5.4)	$637.1	$238.8	$875.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERMEDIATE DUTCH HOLDINGS B.V.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(84.0)	$(361.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302.3	293.2
Share-based compensation	2.8	1.9
Amortization of debt discount and debt issuance costs	29.3	34.4
Impairment of long-lived assets	1.1	27.3
Provision for credit losses	2.3	1.9
Non-cash foreign currency exchange (gain) loss, net	(85.2)	15.1
(Gain) loss on deconsolidation of subsidiaries and related adjustments	(5.2)	22.9
Write-off of unamortized debt discount and debt issuance costs	10.3	—
Gain on disposal of business	(4.9)	(9.1)
Deferred income taxes	—	(9.1)
Other operating activities, net	(7.2)	(10.5)
Changes in assets and liabilities:
Trade and other receivables, net	(94.4)	(62.4)
Prepaid expenses and other current assets	(120.9)	(65.6)
Accounts payable and other current liabilities	(101.1)	13.0
Other noncurrent assets and liabilities	(3.0)	(11.3)
Operating leases, net	(4.4)	(3.1)
Net cash used in operating activities	(162.2)	(122.6)
Investing Activities:
Acquisition of businesses, net of cash acquired	—	20.2
Payment for asset acquisition	(11.3)	—
Proceeds from sale of businesses, net of cash disposed	67.7	312.6
Additions to property and equipment	(11.8)	(8.9)
Additions to intangible assets	(105.5)	(125.8)
Cash deconsolidated from previously controlled subsidiaries	—	(14.5)
Other investing activities, net	(5.8)	(2.7)
Net cash (used in) provided by investing activities	(66.7)	180.9
Financing Activities:
Proceeds from issuance of debt and borrowings under revolving credit facility	810.3	777.6
Repayments of debt and borrowings under revolving credit facility	(600.6)	(816.8)
Debt issuance costs paid	(2.5)	(1.6)
Payment of deferred offering costs	(2.2)	—
Finance leases	(7.8)	(9.8)
Cash dividends paid to noncontrolling interests	(3.4)	(10.3)
Other financing activities, net	10.5	8.7
Net cash provided by (used in) financing activities	204.3	(52.2)
Effect of exchange-rate changes on cash and cash equivalents	20.3	(11.1)
Net decrease in cash and cash equivalents	(4.3)	(5.0)
Cash and cash equivalents at beginning of period	263.8	282.4
Cash and cash equivalents at end of period	$259.5	$277.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$167.5	$213.5
Cash paid for income taxes, net of refunds received	$60.2	$58.2

Supplemental Disclosures of Non-Cash Items:
Deferred offering costs included in accrued expenses	$13.7	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERMEDIATE DUTCH HOLDINGS B.V.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, unless otherwise noted)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
NIQ is a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. NIQ manages a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence, and highly sophisticated software applications and analytics solutions. NIQ’s unified, artificial intelligence powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata, and provides a global, omnichannel view of consumer shopping behavior – The Full View.
NIQ was created when funds managed by Advent International, L.P. (formerly known as Advent International Corporation) (“Advent”) acquired certain subsidiaries of Nielsen Holdings plc (“Nielsen”) on March 5, 2021 (“the Advent Acquisition”). Intermediate Dutch Holdings B.V., a private company with limited liability organized under the laws of the Netherlands (“Dutch Holdings”), formed two subsidiaries: Indy US Holdco, LLC (“US Holdco”) and Indy Dutch Bidco B.V. Through its subsidiaries, Dutch Holdings acquired Nielsen Consumer Inc., TNC Europe B.V. and The Nielsen Company (Europe) S.àr.l (the “NIQ subsidiaries”) from Nielsen. As a result of the Advent Acquisition, Dutch Holdings became the beneficial owner of the NIQ subsidiaries. Dutch Holdings is an indirect subsidiary of AI PAVE Dutchco I B.V. (“AI PAVE”), and its consolidated subsidiaries, including US Holdco, and the Company’s other operating subsidiaries.
Reorganization
On January 21, 2025, AI Global Investments (Netherlands) PCC Limited acquired Flower Road Limited, an Irish private company with limited liability that was incorporated in Ireland on June 6, 2017 as a dormant company. On January 23, 2025, Flower Road Limited was renamed to NIQ Global Intelligence Limited. On June 12, 2025, NIQ Global Intelligence Limited was re-registered under the Irish Companies Act 2014 as a public limited company and was renamed NIQ Global Intelligence plc. On July 22, 2025, in connection with the initial public offering (“IPO”) as further discussed below, NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including AI PAVE Dutchco II B.V., AI PAVE Dutchco III B.V. (collectively, with AI PAVE, the “AI PAVE Entities”), and Dutch Holdings (the “Reorganization”). All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
The “Company” or “NIQ” means, prior to the Reorganization, Dutch Holdings and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries. See Note 17. "Subsequent Events" for further information on the impact of the Reorganization on the Company’s future consolidated financial statements.
Initial Public Offering
On July 24, 2025, NIQ Global Intelligence plc completed its IPO, in which NIQ Global Intelligence plc sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. NIQ Global Intelligence plc received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. See Note 17. "Subsequent Events" for further information.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany transactions and balances have been eliminated. Noncontrolling interests are recorded for entities that are consolidated, but for which NIQ owns less than 100% of the equity interests.
Prior to the effects of the Reorganization and IPO, the accompanying financial statements present the historical financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above, the historical financial statements of the AI PAVE Entities and the historical consolidated financial statements of Dutch Holdings will be combined with the historical financial statements of NIQ Global Intelligence plc and accounted for as a transaction between entities under common control, beginning with the financial statements as of and for the nine months ended September 30, 2025, which is the first reporting period following the Reorganization and IPO. See Note 17. "Subsequent Events" for further information.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year or any other future annual or interim period.

On July 10, 2023, the Company completed a transaction to combine with GfK SE (“GfK”), a European company (societas Europaea) organized under German law (“the GfK Combination”). Prior to the GfK Combination, GfK entered into an agreement to sell its Consumer Panel business on July 6, 2023. On January 9, 2024, the Company completed the sale. See Note 3. "Discontinued Operations and Disposals" for further information.
In the second and third quarters of 2024, the Company determined that it could no longer exercise control over its subsidiaries in Russia and deconsolidated the operations of these entities. See Note 3. "Discontinued Operations and Disposals" for further information.
The Company entered into an agreement to sell its ownership interest in Netquest, a consumer panel provider acquired through the GfK Combination, on December 17, 2024. The assets and liabilities of the Netquest business were classified as “Held for Sale” at December 31, 2024. On February 3, 2025, the Company completed the sale. See Note 3. "Discontinued Operations and Disposals" for further information.
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2025.
The unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated annual financial statements and notes thereto as of and for the fiscal year ended December 31, 2024 as disclosed in the Company’s prospectus, dated July 22, 2025, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on July 24, 2025 in connection with the Company’s IPO.
There have been no changes to the significant accounting policies described in the Company’s audited consolidated annual financial statements and notes thereto presented for the fiscal year ended December 31, 2024.

Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosure requirements for public entities. This ASU updates the requirements for segment reporting to include, among other things, disclosing significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in the measure of segment profit and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The standard is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2024. See Note 13. "Reportable Segments" for more information on reportable segments.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures and plans to adopt this ASU for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities (PCC), which allows all entities to apply a practical expedient that simplifies the estimation of expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This elective guidance is effective for annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.
Other recently issued accounting pronouncements are either not applicable or are not expected to have a material impact on the Company.

2. ACQUISITION
On April 21, 2025, the Company completed the acquisition of certain assets and liabilities of Analytical Flavor Systems, Inc. (dba Gastrograph AI) (“Gastrograph”), a market-leading discovery and inquiry platform for sensory insights, for cash consideration of $12.5 million (the “Gastrograph Acquisition”), subject to certain working capital adjustments. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. The Company used the cost accumulation model, whereby the majority of the total acquisition cost, inclusive of direct transaction costs, was allocated to the acquired asset developed technology, which is estimated to have a useful life of three years. The Company believes the Gastrograph Acquisition further strengthens NIQ’s artificial intelligence (“AI”) capabilities and competitive differentiation to provide consumer packaged goods companies with the The Full View.
3. DISCONTINUED OPERATIONS AND DISPOSALS
Sale of GfK Consumer Panel Business
On January 9, 2024 (the “Transaction Date”), the Company completed the sale of GfK’s Consumer Panel business for cash consideration of €316.6 million (equivalent to approximately $350.0 million USD), subject to final closing adjustments. The Company received proceeds, net of cash disposed, of €278.4 million (equivalent to approximately $301.7 million USD) on the Transaction Date, which were primarily used to repay outstanding borrowings under the Revolver. The Company received an additional €10.0 million (equivalent to approximately $10.9 million USD) during the second quarter of 2024, an additional €3.0 million (equivalent to approximately $3.3 million USD) during the third quarter of 2024, and an additional €10.5 million (equivalent to approximately $10.9 million USD) during the first quarter of 2025, as a result of certain closing adjustments. The Company recognized a gain from the sale of $12.4 million during the year ended December 31, 2024, of which $9.1 million was recognized during the six months ended June 30, 2024. A loss of $0.3 million was recognized during the three months ended June 30, 2024, related to certain closing adjustments. The gain from the sale is recorded within discontinued operations.
Deconsolidation of Russian Entities
As described in Note 1. "Organization and Basis of Presentation", the evolving regulatory environment in Russia, including economic sanctions from the United States, European Union, and other governments as well as a series of local laws issued in Russia, impacted the Company’s operations in Russia. As a result, the Company experienced significantly reduced communication with operations in Russia, and the Russian operations disconnected from the Company’s central systems. Although the Company continues to be the record holder of the shares in subsidiaries that operate in Russia, these subsidiaries are overseen solely by management within Russia without day-to-day or other supervision by the Company. While those subsidiaries continue to operate independently in Russia, the Company does not have the power to direct the activities that most significantly impact the economic performance of the Russia operations. As a result, the Company determined that it no longer exercised control over these entities and deconsolidated its Russia businesses in the second and third quarters of 2024. During the three and six months ended June 30, 2024 a loss on deconsolidation of $22.9 million was included in nonoperating income (expense), net, and during the three and six months ended June 30, 2025 a gain of $5.2 million was included in nonoperating income (expense), net related to certain adjustments following the deconsolidation.
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company received an additional €5.0 million (equivalent to approximately $5.9 million USD) in May 2025, related to the settlement of escrow. The Company recognized a gain from the sale of $4.9 million, after related transaction costs, during the six months ended June 30, 2025, which is recorded within selling, general and administrative expenses. A $0.7 million loss was recognized during the three months ended June 30, 2025, related to certain closing adjustments.
Beginning with the December 17, 2024 agreement date, the Netquest business was classified as held for sale. The sale of Netquest did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore did not meet the criteria to be classified as discontinued operations. The Netquest business was reported within the EMEA reportable segment prior to the sale.

The assets and liabilities classified as held for sale were recorded at cost, as follows:

(in millions)	December 31, 2024
Cash and cash equivalents	$1.9
Trade receivables, net	7.9
Other current assets	1.9
Intangible assets, net	22.2
Goodwill	21.1
Other noncurrent assets	7.8
Current assets held for sale	$62.8

Accounts payable	$2.8
Accrued expenses	8.2
Other current liabilities	1.2
Other noncurrent liabilities	5.1
Current liabilities held for sale	$17.3
4. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to customers globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. No single client accounted for more than 5% of NIQ’s revenues for the three and six months ended June 30, 2025 and 2024.
The following table disaggregates revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Americas	$400.0	$389.4	$778.3	$753.7
EMEA	466.2	425.8	885.1	855.9
APAC	174.6	170.6	343.3	338.1
Total revenues	$1,040.8	$985.8	$2,006.7	$1,947.7
The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Major product offerings
Intelligence	$841.6	$787.1	$1,639.0	$1,580.4
Activation	199.2	198.7	367.7	367.3
Total revenues	$1,040.8	$985.8	$2,006.7	$1,947.7

Timing of revenue recognition
Data and services transferred over time	$855.4	$800.6	$1,662.7	$1,598.4
Data and services transferred at a point in time	185.4	185.2	344.0	349.3
Total revenues	$1,040.8	$985.8	$2,006.7	$1,947.7
Revenues in the United States represented approximately 24% and 25% of total revenues for the three months ended June 30, 2025 and 2024, respectively, and 24% for each of the six months ended June 30, 2025 and 2024. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in the Netherlands, the Company’s country of domicile, represented approximately 2% of total revenues for the three and six months ended June 30, 2025 and approximately 1% for the three and six months ended June 30, 2024.
At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its customers and when the customer pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At June 30, 2025 and December 31, 2024, $214.4 million and $122.8 million, respectively, of contract assets were recorded as a component of trade receivables, net in the condensed consolidated balance sheets.

Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from customers for which revenue is recognized when the performance obligation is satisfied and control is transferred to the customer. At December 31, 2024, $273.4 million of deferred revenues were recorded in the condensed consolidated balance sheets, of which substantially all was recognized as revenue during the three and six months ended June 30, 2025. At June 30, 2025, the balance of deferred revenues was $330.2 million.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2025 as well as amounts not yet invoiced to customers as of June 30, 2025, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination of convenience clause. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. The Company expects to recognize into revenue approximately 32% of this balance within one year, approximately 39% of this balance between one to two years and the remaining amount thereafter.
5. GOODWILL
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	Total
Balance at December 31, 2024	$599.0	$1,096.9	$513.6	$2,209.5
Foreign currency exchange rate changes	9.5	164.2	17.5	191.2
Balance at June 30, 2025	$608.5	$1,261.1	$531.1	$2,400.7
6. SUPPLEMENTAL BALANCE SHEET INFORMATION
NIQ estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances and reasonable and supportable forecasts of future economic conditions. As of June 30, 2025 and December 31, 2024, the allowance for expected credit losses was $12.0 million and $12.1 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $1.1 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.
Prepaid expenses and other current assets consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Prepaid expenses	$202.9	$107.7
Derivative assets (Note 8)	1.1	11.1
Other	30.3	17.5
	$234.3	$136.3
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering. As of June 30, 2025, deferred offering costs of $15.9 million were recorded to prepaid expenses and other current assets in the condensed consolidated balance sheet. Deferred offering costs were insignificant as of December 31, 2024.
Other noncurrent assets consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Equity method investments	$67.3	$58.1
Defined benefit plan assets	49.1	44.1
Cost method investments	45.2	44.8
Prepaid expenses	11.1	12.6
Debt issuance costs	7.9	6.3
Other	107.1	105.8
	$287.7	$271.7

Accrued expenses consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Data and professional services	$219.2	$161.9
Payroll and benefit costs	211.4	288.7
Accrued income taxes	46.9	37.2
Restructuring liabilities (Note 11)	52.0	74.4
Other	41.9	43.1
	$571.4	$605.3
Other current liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Derivative liabilities (Note 8)	$59.7	$6.6
Operating lease liabilities	58.1	52.9
Other	74.6	72.0
	$192.4	$131.5
Other noncurrent liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Defined benefit plan liabilities (Note 12)	$103.1	$93.9
Derivative liabilities (Note 8)	36.2	14.1
Restructuring liabilities (Note 11)	1.2	4.3
Other	143.4	139.5
	$283.9	$251.8
7. DEBT
Term Loans and Revolver
The Company, through its subsidiaries, has a credit agreement (“the Credit Agreement”), comprised of term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, the Company is party to the Dutch Security Agreement and has pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement). Prior to January 2025, the term loans are comprised of 2023 tranches as defined below (“2023 USD Term Loan”, “2023 EUR Term Loan” and “2023 Liquidity Term Loan”, collectively “2023 Tranches”) issued to fund working capital and the GfK Combination and 2021 tranches as defined below (“2021 USD Term Loan” and “2021 EUR Term Loan”, collectively “2021 Tranches”) issued in connection with the Advent Acquisition (collectively, “2023 and 2021 Term Loans”).

2025 Debt Refinancing
On January 24, 2025, the Credit Agreement was amended to consolidate the 2023 Tranches and the 2021 Tranches into a single USD Term Loan (“USD Term Loan”) and a single EUR Term Loan (“EUR Term Loan”) (the “2025 Debt Refinancing”). The transaction resulted in a $10.3 million loss related to the write-off of unamortized debt discount and issuance costs, along with the expense of $0.3 million in third-party legal fees. The Company recorded the loss in nonoperating income (expense), net. The Canadian dollar tranche (“2021 CAD Term Loan”) and Revolver remain unchanged as a result of the 2025 Debt Refinancing. The term loans mature on March 5, 2028 and require quarterly principal payments equal to 0.25% of the original principal. The respective terms of each debt arrangement are further described below.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 17. "Subsequent Events" for additional information.

The following table sets forth the Company’s outstanding indebtedness following the 2025 Debt Refinancing:

(in millions)	June 30, 2025
USD Term Loan, less unamortized discount of $75.6	$2,188.7
EUR Term Loan, less unamortized discount of $35.1	1,603.2
2021 CAD Term Loan, less unamortized discount of $0.2	89.9
Revolver	562.5
Other debt	35.2
Total debt	4,479.5
Finance leases	37.6
Other financing obligations	57.7
Total debt, finance leases and other financing obligations	4,574.8
Less: Unamortized debt issuance costs	(47.8)
Less: Short-term debt and current portion of long-term debt	(107.8)
Total long-term debt	$4,419.2
USD Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 USD Term Loan, 2023 USD Term Loan and 2023 Liquidity Term Loan into the USD Term Loan. At the time of the amendment the loans had an aggregate principal balance of $2,263.4 million. Immediately following the 2025 Debt Refinancing, the USD Term Loan had a principal balance of $2,270.0 million. The Credit Agreement was also amended to reduce the interest rate spread on the USD Term Loan to 350 basis points.
At June 30, 2025, the interest rate for the USD Term Loan was approximately 7.8%.
EUR Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 EUR Term Loan and 2023 EUR Term Loan into the EUR Term Loan. At the time of the amendment the loans had an aggregate principal balance of €1,388.5 million (equivalent to approximately $1,459.3 million USD). Immediately following the 2025 Debt Refinancing, the EUR Term Loan had a principal balance of €1,390.0 million (equivalent to approximately $1,460.9 million USD). The Credit Agreement was also amended to reduce the interest rate spread on the EUR Term Loan to 350 basis points.
At June 30, 2025, the interest rate for the EUR Term Loan was approximately 5.6%.
2023 and 2021 Term Loans
The respective terms of each debt arrangement are further described below. The following table sets forth the Company’s outstanding indebtedness as of December 31, 2024:

(in millions)	December 31, 2024
2023 USD Term Loan, less unamortized discount of $66.3	$921.4
2023 EUR Term Loan, less unamortized discount of $36.7	607.3
2023 Liquidity Term Loan, less unamortized discount of $27.3	441.8
2021 USD Term Loan, less unamortized discount of $2.1	804.4
2021 EUR Term Loan, less unamortized discount of $1.3	792.4
2021 CAD Term Loan, less unamortized discount of $0.2	85.5
Revolver	364.0
Other debt	31.7
Total debt	4,048.5
Finance leases	38.7
Other financing obligations	47.4
Total debt, finance leases and other financing obligations	4,134.6
Less: Unamortized debt issuance costs	(53.8)
Less: Short-term debt and current portion of long-term debt	(121.0)
Total long-term debt	$3,959.8

2023 USD Term Loan
On July 10, 2023, the Credit Agreement was amended to issue a U.S. Dollar term loan (“2023 USD Term Loan”) in the aggregate principal amount of $980.0 million. The 2023 USD Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $107.8 million. At commencement, the 2023 USD Term Loan was subject to interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread of 625 basis points.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 USD Term Loan from 625 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of $20.0 million within the 2023 USD Term Loan.
At December 31, 2024, the interest rate for the 2023 USD Term Loan was approximately 9.3%.
2023 EUR Term Loan
On July 10, 2023, the Credit Agreement was amended to issue a Euro term loan (“2023 EUR Term Loan”) in the aggregate principal amount of €500.0 million (equivalent to approximately $550.0 million USD). The 2023 EUR Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of €55.0 million (equivalent to approximately $60.5 million USD). At commencement, the 2023 EUR Term Loan was subject to interest at Euro LIBOR plus a spread of 650 basis points.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 EUR Term Loan from 650 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of €123.5 million (equivalent to approximately $135.0 million USD) within the 2023 EUR Term Loan.
At December 31, 2024, the interest rate for the 2023 EUR Term Loan was approximately 7.8%.
2023 Liquidity Term Loan
On February 28, 2023, the Credit Agreement was amended to issue a U.S. Dollar term loan (“2023 Liquidity Term Loan”) in the aggregate principal amount of $475.0 million. The 2023 Liquidity Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $52.3 million. At commencement, the 2023 Liquidity Term Loan was subject to interest at term SOFR plus a spread of 625 basis points.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 Liquidity Term Loan from 625 basis points to 475 basis points.
At December 31, 2024, the interest rate for the 2023 Liquidity Term Loan was approximately 9.3%.
2021 USD Term Loan
On March 5, 2021, a U.S. Dollar tranche (“2021 USD Term Loan”) was issued in the aggregate principal amount of $950.0 million. The 2021 USD Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $4.8 million. From the commencement date through November 29, 2021, the 2021 USD Term Loan was subject to interest at LIBOR plus a spread of 375 to 400 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to issue additional debt within the 2021 EUR Term Loan which is further described below. The Company used the proceeds to pay down the 2021 USD Term Loan by approximately $111.6 million. The amended Credit Agreement also reduced the interest rate spread to a range of 350 to 375 basis points dependent on certain ratio levels. On July 10, 2023, the Credit Agreement was amended to replace LIBOR with term SOFR.
At December 31, 2024, the interest rate for the 2021 USD Term Loan was approximately 8.4%.
2021 EUR Term Loan
On March 5, 2021, a Euro tranche (“2021 EUR Term Loan”) was issued in the aggregate principal amount of €545.0 million (equivalent to approximately $650.0 million USD). The 2021 EUR Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of €2.7 million (equivalent to approximately $3.3 million USD). From the commencement date through November 29, 2021, the 2021 EUR Term Loan was subject to interest at Euro LIBOR plus a spread of 350 to 400 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to issue additional debt within the 2021 EUR Term Loan of €250.0 million (equivalent to approximately $283.5 million USD). The Company used the proceeds to pay down the 2021 USD Term Loan as described above and to finance other acquisitions. The amended Credit Agreement also reduced the interest rate spread for the 2021 EUR Term Loan to a range of 325 to 375 basis points dependent on certain ratio levels.
At December 31, 2024, the interest rate for the 2021 EUR Term Loan was approximately 6.8%.

2021 CAD Term Loan
On March 5, 2021, the 2021 CAD Term Loan was issued in the aggregate principal amount of C$128.0 million (equivalent to approximately $100.0 million USD). The 2021 CAD Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of C$0.6 million (equivalent to approximately $0.5 million USD). From the commencement date through November 29, 2021, the 2021 CAD Term Loan was subject to interest at Canadian Dollar Offered Rate (“CDOR”) plus a spread of 450 to 475 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to reduce the interest rate spread to a range of 400 to 425 basis points dependent on certain ratio levels. On June 28, 2024, the Credit Agreement was amended to replace CDOR with term Canadian Overnight Repo Rate Average.
At June 30, 2025 and December 31, 2024, the interest rate for the 2021 CAD Term Loan was approximately 7.0% and 7.9%, respectively.
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. At June 30, 2025 and December 31, 2024, the maximum borrowing capacity under the Revolver was $638.3 million with an available borrowing capacity of $75.8 million and $274.3 million, respectively, due to outstanding proceeds as of the dates reported.
The commitment fee is 25 to 50 basis points dependent on certain ratio levels. Borrowings are subject to an interest rate spread of 325 to 375 basis points dependent on certain ratio levels. On August 31, 2022, the Credit Agreement was amended to replace LIBOR with term SOFR for borrowings denominated in U.S. dollars.
At June 30, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the Revolver was approximately 7.8% and 8.1%, respectively.
On July 11, 2025, the Credit Agreement was amended to, among other things, increase the aggregate principal amount of the Revolver to $750.0 million. See Note 17. "Subsequent Events" for additional information.
Covenant Compliance
The Credit Agreement contains various restrictive covenants that, among other things, impose limitations on: (i) the incurrence of additional indebtedness; (ii) creation of liens; (iii) dividend payments or certain other restricted payments or investments and (iv) mergers, consolidations or sales. The Credit Agreement also requires the Company to maintain a certain ratio of Consolidated First Lien Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) if outstanding indebtedness exceeds a certain level. In addition, the Credit Agreement requires mandatory prepayments of the term loans if the Company’s excess cash flow (as defined in the Credit Agreement) exceeds a certain level.
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of June 30, 2025.
Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
2025	$21.4
2026	49.3
2027	23.6
2028	4,496.1
2029	—
Thereafter	—
Total payments on debt	4,590.4
Unamortized debt discounts	(110.9)
Total debt	$4,479.5

Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans and Revolver of $2.5 million for the three months ended March 31, 2025 while no costs were incurred for the three months ended June 30, 2025. The Company incurred costs of $1.6 million for the three and six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs associated with the Company’s term loans totaled $47.8 million and $53.8 million, respectively, and were presented as a reduction of debt in the condensed consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $7.9 million and $9.1 million as of June 30, 2025 and December 31, 2024, respectively.
Other Financing Obligations
The Company has a program in which trade receivable are sold to third parties. The available capacity under the program is €270.0 million (equivalent to approximately $318.2 million USD as of June 30, 2025), with the underlying transactions accounted for as true sales, without recourse. As of June 30, 2025 and December 31, 2024, $165.9 million and $146.6 million, respectively, of previously sold receivables remained outstanding. The Company recorded costs associated with the factoring program in nonoperating income (expense), net, primarily representing administrative and financing costs which totaled $2.9 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and $5.7 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. The proceeds from the sales are reported as operating activities in the condensed consolidated statements of cash flows and totaled $717.7 million and $690.9 million for the six months ended June 30, 2025 and 2024, respectively.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivable, accounts payable, outstanding indebtedness, derivative instruments and benefit plan assets. The carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of the instruments, except for outstanding indebtedness and derivative instruments as further discussed below.
The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3. In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. At June 30, 2025 and December 31, 2024, equity method investments were $67.3 million and $58.1 million, respectively, and are included in other noncurrent assets in the condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, there were trade receivables of $4.4 million and $11.8 million, respectively, and trade payables of $4.9 million and $4.5 million, respectively, related to transactions with equity method investments.
Equity securities without a readily determinable fair value are recorded at cost less any impairment. At June 30, 2025 and December 31, 2024, the Company held $45.2 million and $44.8 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the condensed consolidated balance sheets.
The Company assessed the investments for indicators of impairment and concluded no such indicators exist.
Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,992.7	$4,010.2	$3,786.7	$3,798.6
(1) The carrying value of the term loans is presented on a gross basis and excludes unamortized debt discounts.
(2) The reported carrying values of other debt instruments approximate their fair values.

Derivative Instruments
The Company is exposed to cash flow interest rate risk on floating-rate debt under its Credit Agreement and periodically uses interest rate swaps, interest rate caps and interest rate collars to hedge this exposure. The Company is also exposed to fluctuations in foreign currency under its Credit Agreement as certain debt obligations are denominated in a currency other than an entity’s functional currency. The Company uses cross-currency swaps as a hedge of both the foreign currency and interest rate exposures. The interest rate derivative instruments and cross-currency swaps have expiration dates through February 2026 and February 2028, respectively, and are designated as hedges for accounting purposes.
The Company also uses cross-currency swaps to hedge foreign currency risk of its net investments in certain foreign subsidiaries. These cross-currency swaps have expiration dates through February 2026 and are designated as net investment hedges for accounting purposes.
The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings. For the three and six months ended June 30, 2024, the Company recognized a gain of $7.4 million and $16.2 million, respectively, in foreign currency exchange gain (loss), net on the Company’s foreign exchange contracts. In December 2024, the Company settled its outstanding foreign exchange contracts prior to the expiration of their contractual maturities. In April 2025, the Company entered into new foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which were not fully designated as hedges for accounting purposes as of June 30, 2025. For the euro currency hedges, the Company recognized a loss of $4.7 million million in foreign currency exchange gain (loss), net for the three and six months ended June 30, 2025, respectively. The foreign exchange forward contracts have expiration dates through June 2026.
For derivatives designated as hedges for accounting purposes, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive (loss) income and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings and within the same income statement line item as the impact of the hedged transaction.
The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist that could affect the value of its derivatives. Since the counterparties to derivative instruments have investment-grade credit ratings, the Company considers the counterparty risk to be remote.
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $0.5 million and $8.5 million into earnings for the three months ended June 30, 2025 and 2024, respectively, and gains of $9.7 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively.

The following table sets forth the fair value amounts of derivatives presented in the condensed consolidated financial statements:

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$—	$7.5	$0.3	$9.3
Cross-currency swaps	1.2	80.7	7.1	5.5
Foreign exchange forward contracts	—	0.7	—	—
	$1.2	$88.9	$7.4	$14.8

Derivatives designated as net investment hedges
Cross-currency swaps	$—	$2.7	$3.8	$5.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	—	4.3	—	—

Total derivatives	$1.2	$95.9	$11.2	$20.7

As reported in the Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$1.1	$—	$11.1	$—
Other noncurrent assets	0.1	—	0.1	—
Other current liabilities	—	59.7	—	6.6
Other noncurrent liabilities	—	36.2	—	14.1
	$1.2	$95.9	$11.2	$20.7
The fair value of derivative instruments is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. While all of the Company's derivative instruments are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the condensed consolidated financial statements.
The following tables present the gains (losses) on the Company’s interest rate contracts and cross-currency swaps:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Three Months Ended June 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$(7.5)	$—	$(1.0)	$(6.5)
Cross-currency swaps	(4.5)	(43.7)	(37.5)	(10.7)
Foreign exchange forward contracts	—	(0.7)	—	(0.7)

Designated as net investment hedges:
Cross-currency swaps	$4.1	$(6.6)	$—	$(2.5)

Three Months Ended June 30, 2024:
Designated as cash flow hedges:
Interest rate contracts	$31.7	$5.1	$10.5	$26.3
Cross-currency swaps	1.1	7.0	8.4	(0.3)

Designated as net investment hedges:
Cross-currency swaps	$7.4	$(3.3)	$—	$4.1

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Six Months Ended June 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.2	$7.5	$(6.5)
Cross-currency swaps	(3.9)	(74.8)	(68.0)	(10.7)
Foreign exchange forward contract	—	(0.7)	—	(0.7)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$(0.6)	$—	$(2.5)

Six Months Ended June 30, 2024:
Designated as cash flow hedges:
Interest rate contracts	$26.7	$20.7	$21.1	$26.3
Cross-currency swaps	(2.3)	16.6	14.6	(0.3)

Designated as net investment hedges:
Cross-currency swaps	$—	$4.1	$—	$4.1
9. EARNINGS PER SHARE
Basic loss per share is computed by dividing loss from continuing operations attributable to NIQ by the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed by giving effect to all potential weighted-average dilutive common stock. The Company did not have any potentially dilutive common shares for the three and six months ended June 30, 2025 and 2024.
The following table sets forth the computation of basic and diluted loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2025	2024	2025	2024
Loss from continuing operations	$(12.2)	$(188.2)	$(84.0)	$(370.4)
Less: Net income attributable to noncontrolling interests	1.9	0.7	3.8	1.9
Loss from continuing operations attributable to NIQ	(14.1)	(188.9)	(87.8)	(372.3)

(Loss) income from discontinued operations	—	(0.3)	—	9.2
Net loss attributable to NIQ	$(14.1)	$(189.2)	$(87.8)	$(363.1)

Weighted average basic and diluted NIQ common stock outstanding	100	100	100	100

Basic and diluted loss per share from:
Loss from continuing operations attributable to NIQ	$(0.14)	$(1.89)	$(0.88)	$(3.72)
Income from discontinued operations	—	—	—	0.09
Net loss attributable to NIQ	$(0.14)	$(1.89)	$(0.88)	$(3.63)
10. INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 206% and (19)%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by an increase in the pre-tax book income and changes in jurisdictional earnings.
For the six months ended June 30, 2025 and 2024, the effective tax rate was (128)% and (20)%, respectively. The change in NIQ’s effective tax rate for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by a reduction in the pre-tax book loss and changes in jurisdictional earnings.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBA”) was signed into law. The OBBA includes significant changes to U.S. federal tax law, including expanded bonus depreciation for qualified production property, introduction of new limitations on interest deductibility and modifications to international tax provisions, including global intangible low-tax income and base erosion and anti-abuse regimes. The Company is currently evaluating the impact that the OBBA may have on its condensed consolidated financial statements. As the legislation was enacted after the end of the reporting period, the provisions of the OBBA did not affect the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025, but are expected to be reflected in the next fiscal quarter.
11. RESTRUCTURING ACTIVITIES
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2024	$14.1	$64.6	$78.7
Charges	1.1	3.5	4.6
Other adjustments	0.8	—	0.8
Payments	(9.2)	(9.5)	(18.7)
Balance as of March 31, 2025	$6.8	$58.6	$65.4
Charges	2.7	(2.3)	0.4
Other adjustments	4.1	—	4.1
Payments	(5.6)	(11.1)	(16.7)
Balance as of June 30, 2025	$8.0	$45.2	$53.2
(1) As part of the Company’s Transformation Program, the Cost Efficiency Program centers on insourced activity from, and restructured expenses with, third party providers, technology and operational process redesign, labor arbitrage and rationalization and reduction in non-client-impacting expense.
(2) GfK Integration reflects actions to drive permanent cost savings and operational efficiencies in connection with the GfK Combination.
12. PENSION AND OTHER POST-RETIREMENT BENEFITS
The following table presents the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$3.2	$2.5	$5.2	$5.1
Interest cost	7.0	4.6	12.2	9.3
Expected return on plan assets	(8.1)	(5.0)	(14.1)	(10.1)
Amortization of net gain	(0.2)	(0.1)	(0.3)	(0.2)
Net periodic pension cost	$1.9	$2.0	$3.0	$4.1
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $1.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively, were presented as a component of nonoperating income (expense), net.
13. REPORTABLE SEGMENTS
The Company operates through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa and (3) APAC, which includes Asia and the western Pacific region. Each segment provides similar services through the Company’s Intelligence and Activation offerings but to different geographic regions across the world.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer of the Company. The CODM evaluates performance based on revenues and the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis. The CODM uses Adjusted EBITDA as the profit measure because it eliminates the impact of certain items that are not considered indicative of the core operations of the Company’s business, which is useful to compare operating results between periods. The Company’s executive management team also uses Adjusted EBITDA as a compensation measure under the incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to NIQ. CODM does not evaluate performance or allocate resources based on segment asset data and therefore total segment assets are not presented.
The Company incurs corporate costs related to centralized support functions, including those related to technology, treasury, tax, legal and other centralized functions. Corporate expenses not directly identifiable with a reportable segment are reported below to reconcile the reportable segments to the condensed consolidated financial statements.

The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	Three Months Ended June 30,
	2025			2024
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$400.0	$466.2	$174.6	$389.4	$425.8	$170.6
Less:
Data acquisition costs	86.0	77.9	30.6	86.9	78.3	27.8
Other segment costs(1)	198.5	254.7	112.2	190.1	241.8	107.9
Segment Adjusted EBITDA	$115.5	$133.6	$31.8	$112.4	$105.7	$34.9

	Six Months Ended June 30,
	2025			2024
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$778.3	$885.1	$343.3	$753.7	$855.9	$338.1
Less:
Data acquisition costs	172.2	150.7	59.3	176.6	156.5	57.1
Other segment costs(1)	379.8	480.8	215.1	382.6	484.3	206.1
Segment Adjusted EBITDA	$226.3	$253.6	$68.9	$194.5	$215.1	$74.9
(1) Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
The following table reconciles Adjusted EBITDA by segment to income (loss) from continuing operations before income taxes, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA by segment
Americas	$115.5	$112.4	$226.3	$194.5
EMEA	133.6	105.7	253.6	215.1
APAC	31.8	34.9	68.9	74.9
Total segment Adjusted EBITDA	280.9	253.0	548.8	484.5
Adjustments to reconcile to income (loss) from continuing operations before income taxes:
Corporate expenses not allocated to segments	(66.0)	(67.3)	(145.2)	(145.2)
Depreciation and amortization	(153.8)	(142.7)	(302.3)	(293.2)
Interest expense, net	(95.2)	(107.0)	(178.7)	(213.9)
Transformation program costs(1)	(12.5)	(15.7)	(18.1)	(27.6)
GfK integration costs(2)	(1.9)	(19.8)	(16.6)	(36.0)
Acquisitions and transaction related costs(3)	(2.9)	(3.1)	(8.3)	(5.7)
Foreign currency exchange gain (loss), net	57.4	(1.0)	89.4	(14.1)
Nonoperating items, net(4)	6.4	(27.7)	(10.2)	(31.0)
Share-based compensation expense	(1.5)	(0.7)	(2.8)	(1.9)
Impairment of long-lived assets	(0.4)	(27.3)	(1.1)	(27.3)
Net income attributable to noncontrolling interests	1.9	0.7	3.8	1.9
Other operating items, net(5)	(0.8)	0.1	4.4	(0.2)
Income (loss) from continuing operations before income taxes	$11.6	$(158.5)	$(36.9)	$(309.7)
(1) Transformation program costs include employee separation costs as further discussed in Note 11. "Restructuring Activities", as well as additional costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations.
(2) GfK integration costs include employee separation costs as further discussed in Note 11. "Restructuring Activities", as well as additional costs for consulting fees and integration associated with the GfK Combination.
(3) Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(4) Consists of adjustments related to: (i) net periodic pension costs other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) deconsolidation of subsidiaries, (v) settlement of tax indemnification and (vi) other nonoperating expenses. See Note 14. "Nonoperating income (expense), net for further information on these adjustments.
(5) Consists primarily of adjustments related to gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations.

The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	June 30, 2025	December 31, 2024
Germany	28%	26%
United States	20%	23%
United Kingdom	10%	9%
Tangible long-lived assets in the Netherlands, the Company’s country of domicile, represented less than 1% of total tangible long-lived assets as of June 30, 2025 and December 31, 2024.
14. NONOPERATING INCOME (EXPENSE), NET
The following table sets forth the components of nonoperating income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Deconsolidation of subsidiaries	$5.2	$(22.9)	$5.2	$(22.9)
Write-off of unamortized debt discount and debt issuance costs (Note 7)	—	—	(10.3)	—
Factoring fees	(2.9)	(4.1)	(5.7)	(7.9)
Net periodic pension benefit, other than service cost	1.3	0.5	2.2	1.0
Earnings from equity method investments	1.1	1.7	2.2	3.1
Income from transition services agreement	2.4	2.8	5.2	5.6
Settlement of tax indemnification	(0.3)	—	(4.4)	—
Other	3.1	(1.2)	2.8	(1.2)
Nonoperating income (expense), net	$9.9	$(23.2)	$(2.8)	$(22.3)
15. COMMITMENTS AND CONTINGENCIES
The Company is subject to litigation and other claims in the ordinary course of business. As of June 30, 2025, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters.

16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table sets forth the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(16.0)	$(18.6)	$(3.1)	$(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	(8.3)	—	—	(8.3)
Net investment hedges	6.0	—	—	6.0
Cash flow hedges, net of tax of $—	—	—	(8.9)	(8.9)
Balance as of March 31, 2025	$(18.3)	$(18.6)	$(12.0)	$(48.9)
Foreign currency adjustments:
Foreign currency translation adjustments	29.7	—	—	29.7
Net investment hedges	(6.6)	—	—	(6.6)
Defined benefit plan adjustments, net of tax of $0.2	—	(0.5)	—	(0.5)
Cash flow hedges, net of tax of $—	—	—	(5.9)	(5.9)
Balance as of June 30, 2025	$4.8	$(19.1)	$(17.9)	$(32.2)

Balance as of December 31, 2023	$81.2	$(24.9)	$24.4	$80.7
Foreign currency adjustments:
Foreign currency translation adjustments	(83.5)	—	—	(83.5)
Net investment hedges	7.4			7.4
Defined benefit plan adjustments, net of tax of $—	—	0.5	—	0.5
Cash flow hedges, net of tax of $—	—	—	8.4	8.4
Balance as of March 31, 2024	$5.1	$(24.4)	$32.8	$13.5
Foreign currency adjustments:
Foreign currency translation adjustments	(8.8)	—	—	(8.8)
Net investment hedges	(3.3)	—	—	(3.3)
Cash flow hedges, net of tax of $—	—	—	(6.8)	(6.8)
Balance as of June 30, 2024	$(7.0)	$(24.4)	$26.0	$(5.4)

17. SUBSEQUENT EVENTS
Reorganization
On July 22, 2025, the Reorganization was completed, whereby NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including Dutch Holdings. All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Beginning with the financial statements as of and for the nine months ended September 30, 2025, which is the first reporting period following the Reorganization, the historical financial statements of the AI PAVE Entities and the historical consolidated financial statements of Dutch Holdings will be combined with the historical financial statements of NIQ Global Intelligence plc., and NIQ Global Intelligence plc and its wholly-controlled subsidiaries will henceforth serve as the basis of presentation for all combined consolidated financial statements.
In connection with the Reorganization, the number of ordinary shares authorized increased to 1,500,000,000 and the ordinary shares outstanding became 245,000,000.
In connection with the Advent Acquisition, the Company issued a warrant to VNU International B.V., an affiliate of Nielsen, to subscribe for up to 184,284 shares of AI PAVE with an exercise price of $1,627.92 per share. The warrant is classified as a liability. Historically, this liability was maintained by AI PAVE, an entity that was not consolidated in the Company’s condensed consolidated financial statements as discussed above.
Upon the Reorganization, NIQ Global Intelligence plc will present a warrant liability of $255.1 million in its consolidated financial statements. NIQ Global Intelligence plc will remeasure the liability to fair value each reporting period based on the Black-Scholes option pricing model. Pursuant to its terms, the warrant converted to represent the right to subscribe for up to 17,725,122 ordinary shares of NIQ Global Intelligence plc with an exercise price of $16.93 per ordinary share.
Aside from the establishment of the warrant liability, the Company has assessed the impact to the consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.
Initial Public Offering
On July 24, 2025, NIQ Global Intelligence plc completed its IPO, in which NIQ Global Intelligence plc sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. NIQ Global Intelligence plc received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. The aggregate net proceeds were used to repay (i) the outstanding borrowings under the Revolver of approximately $533.4 million, (ii) the outstanding borrowings under the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD), (iii) a portion of the borrowings under the EUR Term Loan in the amount of €255.0 million (approximately $298.4 million USD, including accrued interest of $2.8 million USD) and (iv) accrued interest on the USD Term Loan of $5.7 million, as further discussed below. The Company also reclassed approximately $20.3 million of deferred offering from prepaid expenses and other current assets to paid-in capital.
During the third quarter of 2025, the Company recognized a cumulative expense of approximately $43.2 million for share-based compensation as a result of the accelerated and incremental vesting of the Incentive Awards and RSUs under the 2021 Plan, as triggered by the IPO. This amount also included expense related to the accelerated vesting of the phantom awards, which are cash-settled awards that were granted by Advent to certain NIQ employees upon the Advent Acquisition. The Company recognized a liability of approximately $23.5 million for the remaining phantom awards, which may be cash-settled upon the second anniversary of the IPO. The Company will remeasure the liability to fair value each reporting period until settlement.
In connection with the IPO, the Board of Directors adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan (the “2025 Plan”).

Debt Refinancing
Revolver & Term Loan Refinancing
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. During the third quarter of 2025, the Company anticipates recording a loss of approximately $1.4 million in nonoperating income (expense), net, related to the write-off of unamortized debt discount and issuance costs associated with this amendment.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. The impact of this amendment will be evaluated and recorded in the third quarter of 2025.
Acquisition of M-Trix
On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-TRIX Tecnologia e Servicos de Marketing S.A. (“M-Trix”), a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $61.4 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $27.1 million USD) was paid upon the closing.
The remaining BRL190.0 million will be paid as follows: (i) BRL60.0 million upon the first anniversary of the closing, (ii) BRL BRL60.0 million upon the second anniversary of the closing, (iii) BRL50.0 million upon the third anniversary of the closing and (iv) BRL20.0 million following the sixth anniversary of the closing, subject to any ongoing claims for which M-Trix is held indemnifiable (the “Holdback Amount”). Only the Holdback Amount will be subject to adjustment by the Interbank Deposit Certificate of Brazil (“CDI”).
In connection with the acquisition of M-Trix, the Company entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the transaction (the “BRL Loan”). The BRL Loan is subject to interest at the CDI rate plus a spread of 100 basis points. The Company intends to settle the BRL Loan in the third quarter of 2025.
The acquisition is expected to be accounted for as a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risk and uncertainties described under “Risk Factors” in our prospectus, dated July 22, 2025, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on July 24, 2025 (the “Prospectus”) in connection with the Company’s IPO. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in our Prospectus.
Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as “n/m”.
Company Overview
We are a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. We manage a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence and highly sophisticated software applications and analytics solutions. Our unified, AI-powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata, and provides a global, omnichannel view of consumer shopping behavior – The Full View. Leveraging our strong NIQ brand, long-term client relationships, global scale, proprietary technology and extensive data and insights, we are positioned as a global leader in measuring, analyzing, and predicting consumer behavior in the fast moving consumer goods, technology and durables and other verticals in which we operate. We believe our solutions, mission-critical insights, analytics and software applications are deeply embedded across our clients’ enterprise supporting their strategic and operational decisions, enabling them to measure performance, maintain and strengthen their market positions and drive innovation and profitable growth.
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% and 82% of our revenue for the three and six months ended June 30, 2025, respectively. Our Intelligence subscription revenue for the six months ended June 30, 2025 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.
Recent Developments
Reorganization
On July 22, 2025, the Reorganization was completed, whereby NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including Dutch Holdings. All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
The “Company,” “NIQ,” “we,” “us,” and “our” means, prior to the Reorganization, Dutch Holdings and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries. See Note 1. "Organization and Basis of Presentation" and Note 17. "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements for additional information.
Initial Public Offering
On July 24, 2025, we completed our IPO, in which we issued and sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. We received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The aggregate net proceeds were used to repay the outstanding borrowings under the Revolver of approximately $533.4 million million. See Note 1. "Organization and Basis of Presentation" and Note 17. "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements for additional information.

Revolver and Term Loan Refinancing
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to the Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the Revolver to 25 to 37.5 basis points dependent on certain ratio levels.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 17. "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements for additional information.
Gastrograph Acquisition
On April 21, 2025, we completed the Gastrograph Acquisition for cash consideration of $12.5 million, subject to certain working capital adjustments. We accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. We believe the Gastrograph Acquisition further strengthens our AI capabilities and competitive differentiation to provide consumer packaged goods companies with the The Full View.
Acquisition of M-Trix
On July 10, 2025, the we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $61.4 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $27.1 million USD) was paid upon the closing.
The remaining BRL190.0 million will be paid as follows: (i) BRL60.0 million upon the first anniversary of the closing, (ii) BRL BRL60.0 million upon the second anniversary of the closing, (iii) BRL50.0 million upon the third anniversary of the closing, and (iv) BRL20.0 million following the sixth anniversary of the closing, subject to any ongoing claims for which M-Trix is held indemnifiable. Only the Holdback Amount will be subject to adjustment by the CDI.
In connection with the acquisition of M-Trix, we entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the transaction. The BRL Loan is subject to interest at the CDI rate plus a spread of 100 basis points. We intend to settle the BRL Loan in the third quarter of 2025.
We believe the acquisition will expand the Company’s presence in Latin America and allow for enhancements to the Company’s existing offerings. The acquisition is expected to be accounted for as a business combination.
Financial Highlights
This summary condensed consolidated financial data (as reported) provides highlights from the results of operations that follows.

			Revenue as a percentage of total
	Three Months Ended June 30,		%	%
(in millions)	2025	2024	2025	2024
Revenue by segment:
Americas revenue	$400.0	$389.4	38.4%	39.5%
EMEA revenue	466.2	425.8	44.8%	43.2%
APAC revenue	174.6	170.6	16.8%	17.3%
Total Revenue	$1,040.8	$985.8
Revenue by product groupings:
Intelligence revenue	841.6	787.1	80.9%	79.8%
Activation revenue	199.2	198.7	19.1%	20.2%
Total Revenue	$1,040.8	$985.8

			Revenue as a percentage of total
	Six Months Ended June 30,		%	%
(in millions)	2025	2024	2025	2024
Revenue by segment:
Americas revenue	$778.3	$753.7	38.8%	38.7%
EMEA revenue	885.1	855.9	44.1%	43.9%
APAC revenue	343.3	338.1	17.1%	17.4%
Total Revenue	$2,006.7	$1,947.7
Revenue by product groupings:
Intelligence revenue	1,639.0	1,580.4	81.7%	81.1%
Activation revenue	367.7	367.3	18.3%	18.9%
Total Revenue	$2,006.7	$1,947.7
Factors Affecting Results of Operations
The following factors, among others described herein, have been important to our business, and we expect them to continue to impact our results of operations and financial condition in future periods:

•Deconsolidation of Russian Entities. We have undertaken measures designed to limit the provision of services or support to Russian subsidiaries and the receiving or sending of any financial or other information to or from our Russian subsidiaries. Also, we have taken measures to stop the collection or sending of funds to or from Russia. While we continue to hold shares in our operational Russian subsidiaries, these entities are locally managed and act autonomously and are overseen solely by management within Russia without day-to-day or other supervision by us. We also do not have any non-Russian directors at the Russian subsidiary level and have ceased to exert any control over such operations or receive any financial or other benefit therefrom. We also do not have any non-Russian directors at the Russian subsidiary level and have ceased to exert any control over such operations or receive any financial or other benefit therefrom.
•Sale of Netquest. On December 17, 2024, we entered into an agreement to sell our ownership interest in Netquest, a provider of panels primarily located in Europe acquired through the GfK Combination. On February 3, 2025, we completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The proceeds were primarily used to repay outstanding borrowings on the Revolver. See Note 3. "Discontinued Operations and Disposals" in the notes to the unaudited condensed consolidated financial statements for additional information.
•Debt Refinancing. On January 24, 2025, the Credit Agreement was amended to reduce the interest rate spreads on the USD Term Loan and EUR Term Loan to 350 basis points. We expect that this repricing will generate approximately $62.0 million of annual interest expense savings.
•Gastrograph Acquisition. On April 21, 2025, we completed the Gastrograph Acquisition for cash consideration of $12.5 million, subject to certain working capital adjustments. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. The Company believes the Gastrograph Acquisition further strengthens NIQ’s AI capabilities and competitive differentiation to provide consumer packaged goods companies with the The Full View.
Outside of the factors described above, the Factors Affecting Results of Operations have remained materially unchanged from those events disclosed as of March 31, 2025 in our Prospectus.

Key Performance Metrics
We monitor the following key operating and financial metrics to help us evaluate our business, measure our performance, identify trends affecting our business, prepare financial projections and make strategic decisions:
Intelligence Subscription Revenue
Subscription Revenue is defined as Annualized Revenue from subscription services associated with annual and multi-year contracts, and renewal licensing services within our Intelligence solutions; it excludes contracts and products, that are short-term in nature, which we define to mean less than 12 months in duration.
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value, and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the six months ended June 30, 2025, and June 30, 2024 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our customers.

Intelligence Revenue is defined as revenue generated from our Intelligence solutions, and Intelligence Subscription Revenue represents the underlying performance of our Intelligence subscription-based contracts. We believe Intelligence Subscription Revenue is useful to investors as a key indicator of the trajectory of our Intelligence Solutions performance. Intelligence Subscription Revenue growth is calculated at constant currency using consistent foreign exchange rates for the applicable periods presented. The following table summarizes our Annualized Intelligence Subscription Revenue for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Intelligence Subscription Revenue	$2,772	$2,619
Intelligence Subscription Revenue Growth (%)	6.9%	6.6%
Net Dollar Retention (“NDR”)
NDR represents the amount of Annualized Revenue that we generate from our existing clients. To compute NDR for any period, we compare the Annualized Revenue for Intelligence Revenue or for Intelligence Subscription Revenue at the end of the prior year comparable quarter (“beginning of period Annualized Revenue”) to the Annualized Revenue from that same cohort of clients at the end of the current quarter (“retained Annualized Revenue”); we then divide the retained Annualized Revenue by the beginning of period Annualized Revenue to arrive at the NDR. The calculation includes the positive impact within the same cohort of clients of selling additional products, cross-selling products, price increases and the impact of clients who have returned after a short period in which they did not purchase our solutions. The calculation does not include the impact of revenue increases from acquiring new clients (whether from the ordinary course of business or acquisitions) during the period and is calculated at constant currency using consistent foreign exchange rates for the applicable periods presented. NDR is used by our management as an indicator of our ability to retain and grow revenue from our existing clients, as well as the stability of our revenue and as such, we believe it can be useful for investors in evaluating the strength of our business.

	Six Months Ended June 30,
	2025	2024
NDR for Intelligence Subscription Revenue	105%	105%
Gross Dollar Retention (“GDR”)
GDR represents the amount of prior period Annualized Revenue we have retained in the current period from existing clients. We compute GDR by comparing the Annualized Revenue (for Intelligence Revenue or for Intelligence Subscription Revenue) from the prior year comparable quarter (“base Annualized Revenue”) to the Annualized Revenue from the same cohort of clients in the current comparable quarter, excluding the benefit of enhancements from any net upsell or pricing increases or the impact of clients who have returned after a short period in which they did not purchase our solutions (“retained Annualized Revenue”). We then divide the retained Annualized Revenue by the base Annualized Revenue. The calculation reflects only client losses and does not reflect client expansion or contraction, or revenue from new clients (whether from the ordinary course of business or acquisitions) and is calculated at constant currency using consistent foreign exchange rates for the applicable periods presented. GDR is used by our management as an indicator of value that our solutions provide to our clients as represented by our ability to retain our existing client base and as such, we believe it can be useful for investors in evaluating the strength of our business.

	Six Months Ended June 30,
	2025	2024
GDR for Intelligence Subscription Revenue	98%	99%

Components of Results of Operations
Revenues
We report revenue according to three reportable segments: Americas, EMEA and APAC. Within these segments, we generate revenue from solutions in two product groupings: (i) Intelligence and (ii) Activation. Intelligence solutions include sales of retail omnichannel measurement, consumer panel, eCommerce and other data. Activation solutions include sales of customized analytics research and predictive models to improve decisions around product innovation, pricing, marketing and supply chain.

Cost of revenues (excluding depreciation and amortization)
Cost of revenues primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 4. "Revenue" of our unaudited condensed consolidated financial statements.)

Selling, general and administrative expenses
Selling, general, and administrative expenses primarily include personnel-related costs, costs for professional and consultancy services, and occupancy costs.
Depreciation and amortization
Depreciation and amortization primarily includes amortization of internally developed software and acquired intangibles, which relate to computer software, client relationships, retail partnerships and trade names and trademarks. Depreciation primarily relates to buildings and leasehold improvements, as well as information and communication equipment.
Impairment of long-lived assets
Impairment of long-lived assets includes impairment charges related to operating lease right-of-use assets, property, plant and equipment and definite-lived intangible assets.
Restructuring charges
Restructuring charges include programs pursuant to which we realign operations to improve effectiveness and efficiency, such as reducing headcount and consolidation of operations. Restructuring charges primarily related to severance costs related to employee separation packages, which are calculated based on salary levels and past service periods.

Other operating income, net
Other operating income, net includes income from third-party subleases and charges to equity method investments to recover costs incurred by us for providing technology and other infrastructure services.
Interest expense, net
Interest expense, net primarily includes interest related to our term loans and Revolver, along with the associated amortization of debt discount and debt issuance costs.
Foreign currency exchange gain (loss), net
Foreign currency exchange gain (loss), net primarily relates to debt obligations denominated in a currency other than an entity’s functional currency as well as the impact of foreign exchange hedges.
Nonoperating income (expense), net
Nonoperating income (expense), net primarily includes costs associated with loss on deconsolidation of our Russian subsidiary, write-off of unamortized debt discount and debt issuance costs, our factoring program, components of net periodic pension (cost) benefit other than service cost and gains due to remeasuring our prior equity interest held before certain acquisitions.
Income tax expense from continuing operations
Income tax expense includes U.S. federal, U.S. state and non-U.S. income tax and withholding tax expense. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the condensed consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.
We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Discontinued operations
Discontinued operations include the operating results from the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture. See Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information.

Results of Operations
For the three months ended June 30, 2025 and 2024, our results of operations were as follows:

			Change
	Three Months Ended June 30,		2025 vs. 2024
(in millions)	2025	2024	$	%
Revenues	$1,040.8	$985.8	$55.0	5.6%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	449.2	434.0	15.2	3.5%
Selling, general and administrative expenses	403.0	404.6	(1.6)	(0.4)%
Depreciation and amortization	153.8	142.7	11.1	7.8%
Impairment of long-lived assets	0.4	27.3	(26.9)	(98.5)%
Restructuring, net	0.4	11.3	(10.9)	(96.5)%
Other operating income, net	(5.5)	(6.8)	1.3	(19.1)%
Total operating expenses	1,001.3	1,013.1	(11.8)	(1.2)%
Operating income (loss)	39.5	(27.3)	66.8	(244.7)%
Interest expense, net	(95.2)	(107.0)	11.8	(11.0)%
Foreign currency exchange gain (loss), net	57.4	(1.0)	58.4	(5840.0)%
Nonoperating income (expense), net	9.9	(23.2)	33.1	(142.7)%
Income (loss) from continuing operations before income taxes	11.6	(158.5)	170.1	(107.3)%
Income tax expense from continuing operations	(23.8)	(29.7)	5.9	(19.9)%
Loss from continuing operations	(12.2)	(188.2)	176.0	(93.5)%
Discontinued operations:
(Loss) income from discontinued operations before income taxes	—	(0.3)	0.3	(100.0)%
Income tax expense from discontinued operations	—	—	—	—%
(Loss) income from discontinued operations	—	(0.3)	0.3	(100.0)%
Net loss	(12.2)	(188.5)	176.3	(93.5)%
Less: Net income attributable to noncontrolling interests	1.9	0.7	1.2	171.4%
Net loss attributable to NIQ	$(14.1)	$(189.2)	$175.1	(92.5)%
Revenues
Revenues increased $55.0 million, or 5.6%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Americas revenue increased by $10.6 million for the three months ended June 30, 2025 driven by higher incremental Intelligence revenue of $12.8 million, representing an increase of 4.2% due to expansion in core services and cross-selling new capabilities, and by a decrease in incremental Activation revenue of $2.2 million, representing a decrease of 2.5% driven by lower volumes. EMEA revenue increased by $40.4 million for the three months ended June 30, 2025 driven by higher incremental Intelligence revenue of $39.0 million representing an increase of 10.8% driven by strong renewals and growth in emerging markets, new verticals and value based pricing, slightly offset by the deconsolidation of our Russia subsidiaries and sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination). In addition, APAC revenue increased by $4.0 million for the three months ended June 30, 2025 driven by higher incremental Intelligence revenue of $3.5 million, representing an increase of 2.8%, and higher incremental Activation revenue of $0.5 million representing an increase of 1.1% driven by stronger demand for services.

Additionally, we estimate that higher pricing from strong renewals contributed approximately 2.5% of revenue growth for the three months ended June 30, 2025. We also estimate that the new capabilities from innovative products and solutions contributed approximately 1.5% of revenue growth for the three months ended June 30, 2025. Lastly, we estimate our new verticals, channels and markets contributed approximately 1.7% of revenue growth for the three months ended June 30, 2025.

Cost of revenues (excluding depreciation and amortization)
Cost of revenues increased $15.2 million, or 3.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was due primarily to inflationary costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.6 million, or 0.4%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Selling, general and administrative expenses decreased due to lower Transformation Program costs, lower GfK integration costs and the impact of our CEP program offset by inflation costs.
Depreciation and amortization
Depreciation and amortization increased $11.1 million, or 7.8%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. $10.3 million of the increase relates to the increase in amortization for internally developed software and other intangibles for the same periods.
Impairment of long-lived assets
Impairment of long-lived assets decreased $26.9 million, or 98.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease is driven by the impairment of long-term assets associated with the deconsolidation of our Russian subsidiaries for the three months ended June 30, 2024.
Restructuring charges
Restructuring charges decreased $10.9 million, or 96.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in restructuring charges was driven by $8.8 million of lower severance costs associated with GfK Integration, as well as a $2.1 million reduction in severance costs associated with our CEP. See Note 11. "Restructuring Activities" in the notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net decreased $1.3 million, or 19.1%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in charges to equity method investments.
Interest expense, net
Interest expense, net decreased $11.8 million, or 11.0%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by the 2025 debt refinancing during the three months ended March 31, 2025. As a result of the refinancing, there was a decrease of $41.3 million in interest expense related to these loans for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. See Note 7. "Debt" in the notes to unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain (loss), net
Foreign currency exchange gain (loss), net increased to a net gain of $57.4 million for the three months ended June 30, 2025. The increase was primarily driven by higher foreign currency gains of $56.0 million related to debt obligations denominated in a currency other than an entity’s functional currency.
Nonoperating income (expense), net
Nonoperating income (expense), net increased $33.1 million, or 142.7%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This was primarily driven by a $28.1 million write-off of payables related to the deconsolidation of our Russian subsidiaries.
Income taxes
Income tax expense from continuing operations decreased $5.9 million, a change of 19.9% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, the effective tax rate was 206% and (19)%, respectively. The change in our effective tax rate for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 was primarily driven by an increase in the pre-tax book income and changes in jurisdictional earnings.

(Loss) income from discontinued operations
We had no income from discontinued operations for the three months ended June 30, 2025, compared to a loss of $0.3 million for the three months ended June 30, 2024. The increase relates to the GfK European Consumer Panel Business that was divested in the required GfK European Consumer Panel Services Divestiture See Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information.
For the six months ended June 30, 2025 and 2024, our results of operations were as follows:

			Change
	Six Months Ended June 30,		2025 vs. 2024
(in millions)	2025	2024	$	%
Revenues	$2,006.7	$1,947.7	$59.0	3.0%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	880.0	878.9	1.1	0.1%
Selling, general and administrative expenses	774.7	801.4	(26.7)	(3.3)%
Depreciation and amortization	302.3	293.2	9.1	3.1%
Impairment of long-lived assets	1.1	27.3	(26.2)	(96.0)%
Restructuring, net	5.0	20.4	(15.4)	(75.5)%
Other operating income, net	(11.6)	(14.1)	2.5	17.7%
Total operating expenses	1,951.5	2,007.1	(55.6)	(2.8)%
Operating income (loss)	55.2	(59.4)	114.6	(192.9)%
Interest expense, net	(178.7)	(213.9)	35.2	(16.5)%
Foreign currency exchange gain (loss), net	89.4	(14.1)	103.5	(734.0)%
Nonoperating expense, net	(2.8)	(22.3)	19.5	(87.4)%
Loss from continuing operations before income taxes	(36.9)	(309.7)	272.8	(88.1)%
Income tax expense from continuing operations	(47.1)	(60.7)	13.6	(22.4)%
Loss from continuing operations	(84.0)	(370.4)	286.4	(77.3)%
Discontinued operations:
Income from discontinued operations before income taxes	—	9.2	(9.2)	(100.0)%
Income tax expense from discontinued operations	—	—	—	—%
Income from discontinued operations	—	9.2	(9.2)	(100.0)%
Net loss	(84.0)	(361.2)	277.2	(76.7)%
Less: Net income attributable to noncontrolling interests	3.8	1.9	1.9	100.0%
Net loss attributable to NIQ	$(87.8)	$(363.1)	$275.3	(75.8)%
Revenues
Revenues increased $59.0 million, or 3.0%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Americas revenue increased by $24.6 million for the six months ended June 30, 2025 driven by higher incremental Intelligence revenue of $23.4 million, representing an increase of 3.9% due to expansion in core services and cross-selling new capabilities, and by higher incremental Activation revenue of $1.2 million, representing an increase of 0.7% driven by higher volumes. EMEA revenue increased by $29.2 million for the six months ended June 30, 2025 driven by higher incremental Intelligence revenue of $31.9 million representing a increase of 4.4% due to strong renewals with increased value based pricing, cross-selling new capabilities and growth in new markets, partially offset by the deconsolidation of our Russian subsidiaries and sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination). In addition, APAC revenue increased by $5.2 million for the six months ended June 30, 2025 driven by higher incremental Intelligence revenue of $3.9 million, representing an increase of 1.5%, and higher incremental Activation revenue of $1.3 million representing an increase of 1.5% driven by increased volumes.

Additionally, we estimate that the new capabilities from innovative products and solutions contributed approximately two percentage points of revenue growth for the six months ended June 30, 2025. We also estimate that higher pricing from strong renewals contributed approximately two percentage points of revenue growth for the six months ended June 30, 2025. Lastly, we estimate our new verticals, channels and markets contributed approximately two percentage points of revenue growth for the six months ended June 30, 2025.

Cost of revenues (excluding depreciation and amortization)
Cost of revenues increased $1.1 million, or 0.1%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was due primarily to cost efficiency from better technology use as transformation continues to positively impact the business.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $26.7 million, or 3.3%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Selling, general and administrative expenses decreased due to lower Transformation Program costs, lower GfK integration costs and the impact of our CEP program offset by inflationary costs.
Depreciation and amortization
Depreciation and amortization increased $9.1 million, or 3.1%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. $7.6 million of the increase relates to the increase in amortization for purchased software and other intangibles for the same periods.
Impairment of long-lived assets
Impairment of long-lived assets decreased $26.2 million, or 96.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease is driven by the impairment of long-term assets associated with the the deconsolidation of our Russian subsidiaries for the six months ended June 30, 2024.
Restructuring charges
Restructuring charges decreased $15.4 million, or 75.5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in restructuring charges was driven by $10.9 million of lower severance costs associated with GfK Integration, as well as a $4.5 million reduction in severance costs associated with our CEP. See Note 11. "Restructuring Activities" in the notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net decreased $2.5 million, or 17.7%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease is primarily attributable to a decrease in charges to equity method investments.
Interest expense, net
Interest expense, net decreased $35.2 million, or 16.5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by the 2025 debt refinancing during the six months ended June 30, 2025. As a result of the refinancing, there was a decrease of $70.1 million in interest expense related to these loans. See Note 7. "Debt" in the notes to unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain (loss), net
Foreign currency exchange gain (loss), net increased to a net gain of $89.4 million, or 734.0%, for the six months ended June 30, 2025. The increase was primarily driven by higher foreign currency gains of $92.9 million related to debt obligations denominated in a currency other than an entity’s functional currency.
Nonoperating income (expense), net
Nonoperating income (expense), net decreased $19.5 million, or 87.4%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This was primarily driven by a $28.1 million write-off of payables related to the deconsolidation of subsidiaries.
Income taxes
Income tax expense from continuing operations decreased $13.6 million, a change of 22.4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the effective tax rate was (128)% and (20)%, respectively. The change in our effective tax rate for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 was primarily driven by a reduction in the pre-tax book loss and changes in jurisdictional earnings.

Income from discontinued operations
We had no income from discontinued operations for the six months ended June 30, 2025, compared to income of $9.2 million for the six months ended June 30, 2024. This income relates to the GfK European Consumer Panel Business that was divested in the required GfK European Consumer Panel Services Divestiture which resulted in a $9.4 million gain recognized in connection with completing the sale during the six months ended June 30, 2024. See Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information.

Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East and Africa
•    APAC, which includes Asia Pacific and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the three and six months ended June 30, 2025 and June 30, 2024. We evaluate segment operating performance using segment revenues and segment Adjusted EBITDA. See Note 13. "Reportable Segments" in the notes to unaudited condensed consolidated financial statements for additional information.
Americas

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$400.0	$389.4	$778.3	$753.7
Segment Adjusted EBITDA	115.5	112.4	226.3	194.5
Segment Adjusted EBITDA Margin %	28.9%	28.9%	29.1%	25.8%
Segment Revenues
Americas’ segment revenues increased by $10.6 million, or 2.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Segment Intelligence revenue increased by $12.8 million due to expansion in core services, cross-selling new capabilities and growth in new verticals, and segment Activation revenue decreased by $2.2 million driven by lower volumes.
Americas’ segment revenues increased by $24.6 million, or 3.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Segment Intelligence revenue increased by $23.4 million due to expansion in core services, cross-selling new capabilities and growth in new verticals, and segment Activation revenue increased by $1.2 million driven by net higher volumes.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas’ segment Adjusted EBITDA increased by $3.1 million, or 2.8% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The change is primarily attributable to the increase in segment revenues for the three months ended June 30, 2025. Segment costs, which primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, remained flat for the period.
Americas’ segment Adjusted EBITDA increased by $31.8 million, or 16.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The change is primarily attributable to an increase in segment revenues and a reduction in other segment costs for the six months ended June 30, 2025. Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$466.2	$425.8	$885.1	$855.9
Segment Adjusted EBITDA	133.6	105.7	253.6	215.1
Segment Adjusted EBITDA Margin %	28.7%	24.8%	28.7%	25.1%

Segment Revenues
EMEA segment revenues increased by $40.4 million, or 9.5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by segment Intelligence revenue which increased $39.0 million due to expansion in core services, cross-selling new capabilities, growth in new verticals and favorable currency exchange rates.
EMEA segment revenues increased by $29.2 million, or 3.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by segment Intelligence revenue which increased $31.9 million due to expansion in core services, cross-selling new capabilities and growth in new verticals. The increase was partially offset due to the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination). See Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $27.9 million, or 26.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Segment Adjusted EBITDA Margin increased by 3.9% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in segment revenues for the three months ended June 30, 2025. Other segment costs, which primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, decreased compared to the prior period due to savings from our CEP program and continued efficiencies from GfK integration.
EMEA segment Adjusted EBITDA increased by $38.5 million, or 17.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Segment Adjusted EBITDA Margin increased by 3.6% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in segment revenues for the six months ended June 30, 2025. Other segment costs, which primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, also decreased compared to the prior period due to continued efficiencies from GfK integration and savings from the CEP program.
APAC

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$174.6	$170.6	$343.3	$338.1
Segment Adjusted EBITDA	31.8	34.9	68.9	74.9
Segment Adjusted EBITDA Margin %	18.2%	20.5%	20.1%	22.2%
Segment Revenues
APAC segment revenues increased by $4.0 million, or 2.3%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, driven by higher incremental Intelligence revenue of $3.5 million, representing an increase of 2.8%, and higher incremental Activation revenue of $0.5 million representing an increase of 1.1% driven by value based pricing and favorable currency exchange rates, slightly offset by lower volume.
APAC segment revenues increased by $5.2 million, or 1.5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, driven by higher incremental Intelligence revenue of $3.9 million, representing an increase of 1.5%, and higher incremental Activation revenue of $1.3 million representing an increase of 1.5% driven by value based pricing, slightly offset by lower volume and unfavorable currency exchange rates.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA decreased by $3.1 million, or (8.9)% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, $31.8 million. Segment Adjusted EBITDA Margin decreased by 2.3% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily driven by an increase in other segment costs for the three months ended June 30, 2025. Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
APAC segment Adjusted EBITDA decreased by $6.0 million, or 8.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Segment Adjusted EBITDA Margin decreased by 2.1% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease is primarily driven by an increase in other segment costs for the six months ended June 30, 2025. Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.

Non-GAAP Financial Measures
We present EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Loss, Adjusted Net Loss per Share, Organic Constant Currency Revenue, and Organic Constant Currency Revenue Growth in the tables below as supplemental measures of our operating performance and liquidity. We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance.
Our financial statements are prepared and presented in accordance with U.S. GAAP. These non-GAAP financial measures are not presentations made in accordance with U.S. GAAP and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure prepared and presented in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our unaudited condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA is defined as net loss attributable to NIQ excluding interest expense, net, income tax expense from continuing operations and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for Transformation Program costs, GfK integration costs, acquisition and transaction related costs, impairment of long-lived assets, foreign currency exchange (gain) loss, net, loss (gain) from discontinued operations, nonoperating items, net, share-based compensation expense and other operating items, net. Specifically, Adjusted EBITDA allows for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Revenue. The following table shows EBITDA and Adjusted EBITDA for the periods presented, and the reconciliation to their most comparable U.S. GAAP measure, Net Loss Attributable to NIQ, and Net Loss attributable to NIQ divided by Revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net loss attributable to NIQ	$(14.1)	$(189.2)	$(87.8)	$(363.1)
Interest expense, net	95.2	107.0	178.7	213.9
Income tax expense from continuing operations	23.8	29.7	47.1	60.7
Depreciation and amortization	153.8	142.7	302.3	293.2
EBITDA	258.7	90.2	440.3	204.7
Transformation Program costs(1)	12.5	15.7	18.1	27.6
GfK integration costs(2)	1.9	19.8	16.6	36.0
Acquisitions and transaction related costs(3)	2.9	3.1	8.3	5.7
Impairment of long-lived assets(4)	0.4	27.3	1.1	27.3
Foreign currency exchange (gain) loss, net(5)	(57.4)	1.0	(89.4)	14.1
Loss (gain) from discontinued operations(6)	—	0.3	—	(9.2)
Nonoperating items, net(7)	(6.4)	27.7	10.2	31.0
Share–based compensation expense(8)	1.5	0.7	2.8	1.9
Other operating items, net(9)	0.8	(0.1)	(4.4)	0.2
Adjusted EBITDA	$214.9	$185.7	$403.6	$339.3
Net loss attributable to NIQ divided by Revenue	(1.4)%	(19.2)%	(4.4)%	(18.6)%
Adjusted EBITDA Margin %	20.6%	18.8%	20.1%	17.4%
Adjusted EBITDA increased $29.2 million, or 15.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase primarily reflects strong constant currency revenue growth and savings from our CEP. The impact of the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) had an unfavorable impact of $4.9 million. The favorable impact of foreign exchange on Adjusted EBITDA was $1.5 million. Adjusted EBITDA Margin increased 180 basis points for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to strong revenue growth.
Adjusted EBITDA increased $64.3 million, or 19.0%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase primarily reflects strong constant currency revenue growth and savings from our CEP. The impact of the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) had an unfavorable impact of $13.8 million. The unfavorable impact of foreign exchange on Adjusted EBITDA was $8.8 million. Adjusted EBITDA Margin increased 270 basis points for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to strong revenue growth.

Footnotes to the table above:
(1)Transformation Program costs represent employee separation costs and costs associated with consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations. In addition, the Transformation Program includes costs associated with the accelerated technology investment that are incremental and redundant costs that will not recur after the Transformation Program is completed and are not representative of our underlying operating performance.
(2)GfK integration costs represent employee separation costs, consulting fees and integration costs associated with the GfK Combination.
(3)Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(4)Impairment of long-lived assets represents impairment charges for operating lease right-of-use assets, property, plant and equipment and definite-lived intangible assets.
(5)Foreign currency exchange (gain) loss, net primarily reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(6)Loss from discontinued operations represents operations associated with the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information).
(7)Nonoperating items, net consists of adjustments primarily related to net periodic pension (cost) benefit, other than service cost, write-off of unamortized debt discount and debt issuance costs, deconsolidation of Russian subsidiaries, settlement of tax indemnification, factoring fees and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Nonoperating items, net	$(6.4)	$27.7	$10.2	$31.0
Net periodic pension benefit, other than service cost	(1.3)	(0.5)	(2.2)	(1.0)
Write-off of unamortized debt discount and debt issuance costs	—	—	10.3	—
Deconsolidation of Russian subsidiaries	(5.2)	22.9	(5.2)	22.9
Settlement of tax indemnification	0.3	—	4.4	—
Factoring fees	2.9	4.1	5.7	7.9
Other	(3.1)	1.2	(2.8)	1.2
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the condensed consolidated statements of operations.

Free Cash Flow
Free Cash Flow is defined as net cash used in operating activities less cash paid for capital expenditures. Management believes Free Cash Flow, in conjunction with Cash from Operations, can be useful to investors as an indicator of liquidity since capital expenditures are a necessary component of ongoing operations. Management believes that capital expenditures are essential to our innovation and maintenance of our operational capabilities. The following tables show Free Cash Flow for the periods presented, and the reconciliation to its most comparable U.S. GAAP measure, net cash used in operating activities, for the periods presented.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in operating activities	$(162.2)	$(122.6)
Cash paid for capital expenditures	(117.3)	(134.7)
Free Cash Flow	$(279.5)	$(257.3)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash paid for interest	$167.5	$213.5
Free Cash Flow decreased by $22.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 due to increased variable compensation payments partially offset by overall improved profitability as evidenced by a higher Adjusted EBITDA and lower transformation costs. See the “Condensed Consolidated Statements of Cash Flows” in the unaudited condensed consolidated financial statements for additional information.
Adjusted Net Loss and Adjusted Net Loss Per Share
Adjusted Net Loss is defined as Net Loss Attributable to NIQ excluding special items deemed not to be reflective of ongoing or core operations. Adjusted Net Loss per Share is defined as Adjusted Net Loss divided by the Weighted Average Shares Outstanding.
Adjusted Net Loss and Adjusted Net Loss Per Share are used by management and can be useful to investors as an indicator of our core business performance. Management uses these metrics to analyze business operations and to adjust net loss for items we believe do not accurately reflect our core business or that relate to non-cash expenses or noncontrolling interests.

The following tables show Adjusted Net Loss and Adjusted Net Loss Per Share, for the periods presented and the reconciliation to their most comparable GAAP measure, Net Loss attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net loss attributable to NIQ	$(14.1)	$(189.2)	$(87.8)	$(363.1)
Adjustments to net loss attributable to NIQ
Transformation Program costs(1)	12.5	15.7	18.1	27.6
Amortization of certain intangible assets(2)	68.1	71.5	137.2	143.3
GfK integration costs(3)	1.9	19.8	16.6	36.0
Acquisitions and transaction related costs(4)	2.9	3.1	8.3	5.7
Impairment of long-lived assets(5)	0.4	27.3	1.1	27.3
Foreign currency exchange (gain) loss, net(6)	(57.4)	1.0	(89.4)	14.1
Nonoperating items, net(7)	(9.3)	23.6	4.5	23.1
Share-based compensation expense(8)	1.5	0.7	2.8	1.9
Other operating items, net(9)	0.8	(0.1)	(4.4)	0.2
Total Adjustments to net loss attributable to NIQ	21.4	162.6	94.8	279.2
Tax effect of above adjustments(10)	(8.9)	(11.8)	(13.1)	(18.2)
Gain (loss) from discontinued operations(11)	—	0.3	—	(9.2)
Adjusted Net Loss attributable to NIQ	$(1.6)	$(38.1)	$(6.1)	$(111.3)
Loss per share:
Basic	$(0.14)	$(1.89)	$(0.88)	$(3.63)
Diluted	$(0.14)	$(1.89)	$(0.88)	$(3.63)
Weighted average shares outstanding:
Basic	100	100	100	100
Diluted	100	100	100	100
Adjusted Net Loss per share:
Basic	$(0.02)	$(0.38)	$(0.06)	$(1.11)
Diluted	$(0.02)	$(0.38)	$(0.06)	$(1.11)
Adjusted Net Loss attributable to NIQ decreased $36.5 million, or 95.8%, for the three months ended June 30, 2025, and decreased $105.2 million, or 94.5%, for the six months ended June 30, 2025. The decrease is primarily due to revenue growth as well as savings related to the CEP program.

Footnotes to the table above:
(1)Transformation Program costs represent employee separation costs and costs associated with consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations. The costs associated with the accelerated technology investment are incremental and redundant costs that will not recur after the Transformation Program is completed and are not representative of our underlying operating performance.
(2)Amortization of certain intangible assets consists of amortization costs of intangible assets which were recorded as part of purchase accounting. We exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable, and the purchase price allocated to amortizable intangible assets is unique to each acquisition and can vary significantly from period to period and across companies. These costs are included in depreciation and amortization as part of the Consolidated Statements of Operations.
(3)GfK integration costs represent employee separation costs, consulting fees and integration costs associated with the GfK Combination.
(4)Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(5)Impairment of long-lived assets represents impairment charges for operating lease right-of-use assets, property, plant and equipment and definite-lived intangible assets.
(6)Foreign currency exchange (gain) loss, net reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(7)Nonoperating items, net consists of adjustments primarily related to net period pension (cost) benefit, other than service cost, write-off of unamortized debt discount and debt issuance costs, deconsolidation of Russian subsidiaries, settlement of tax indemnification, and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Nonoperating items, net	$(9.3)	$23.6	$4.5	$23.1
Net periodic pension benefit, other than service cost	(1.3)	(0.5)	(2.2)	(1.0)
Write-off of unamortized debt discount and debt issuance costs	—	—	10.3	—
Deconsolidation of Russian subsidiaries	(5.2)	22.9	(5.2)	22.9
Settlement of tax indemnification	0.3	—	4.4	—
Other	(3.1)	1.2	(2.8)	1.2
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets, and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the condensed consolidated statements of operations.
(10)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 99.5% and 1,003.1% for the three months ended June 30, 2025, and June 30, 2024, respectively, and 103.4% and (257.7)% for the six months ended June 30, 2025, and June 30, 2024, respectively. Our statutory rate is evaluated annually.
(11)Gain (loss) from discontinued operations represents operations associated with the Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 3. "Discontinued Operations and Disposals" in the notes to unaudited condensed consolidated financial statements for additional information).

Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth
Organic Constant Currency Revenue Growth is calculated by dividing (a) our Revenues for the applicable period after (i) excluding the impact of acquisitions and similar transactions until the one-year anniversary of such acquisition or similar transaction, (ii) excluding the impact from lost sales related to the Russia Deconsolidation, (iii) excluding the impact of divestitures and (iv) excluding the impact of foreign currency exchange rates by translating local currency results to U.S. dollars at current period exchange rates as compared to prior period exchange rates, by (b) our Revenues for the prior comparable period. We believe Organic Constant Currency Revenue Growth provides investors with useful supplemental information about our revenue growth to assist in understanding the growth attributable to our core business, excluding the impact of currency fluctuation given the significant variability in revenues that can be driven by foreign currency exchange rates.

The following tables present Organic Constant Currency Revenue Growth for the three and six months ended June 30, 2025 and 2024. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended June 30,			Growth/(Decline)		Organic Constant Currency Revenue Growth
(in millions)	2025	2024	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$1,040.8	$985.8	5.6%	1.4%	(1.3)%	5.7%
Revenue by segment:
Americas revenue	400.0	389.4	2.7%	—%	2.7%	5.4%
EMEA revenue	466.2	425.8	9.5%	3.5%	(4.9)%	8.1%
APAC revenue	174.6	170.6	2.3%	—%	(1.7)%	0.6%

	Six Months Ended June 30,			Growth/(Decline)		Organic Constant Currency Revenue Growth
(in millions)	2025	2024	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$2,006.7	$1,947.7	3.0%	1.8%	0.9%	5.7%
Revenue by segment:
Americas revenue	778.3	753.7	3.3%	—%	3.7%	6.9%
EMEA revenue	885.1	855.9	3.4%	4.4%	(1.3)%	6.5%
APAC revenue	343.3	338.1	1.5%	—%	0.2%	1.7%
Consolidated Organic Constant Currency Revenues for the three and six months ended June 30, 2025 grew by 5.7%, driven by strong renewal rates, higher pricing, new capabilities and solutions and new and higher growth markets. Our Organic Constant Currency Revenue from our SMB clients for the three and six months ended June 30, 2025 grew by 21.7% and 23.5%, respectively. Our Organic Constant Currency Revenue from adjacent verticals including financial services, government, media and advertising for the three and six months ended June 30, 2025 grew by 23.6% and 15.8%, respectively.
Americas Organic Constant Currency Revenues for the three and six months ended June 30, 2025 grew by 5.4% and 6.9%, respectively, due to strong renewal rates, expanded verticals and core services and cross selling new capabilities to existing customer.
EMEA Organic Constant Currency Revenue Growth for the three and six months ended June 30, 2025 grew by 8.1% and 6.5%, respectively, driven by price, cross selling new capabilities to existing customers and high growth markets.
APAC Organic Constant Currency Revenue Growth for the three and six months ended June 30, 2025 grew by 0.6% and 1.7%, respectively, driven by price and new capabilities.

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations and capital expenditures. As of June 30, 2025, we had $75.8 million in available borrowing capacity under the Revolver, which combined with available cash of $259.5 million, provided liquidity of $335.3 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $53.8 million and $60.3 million of internally developed software costs for the three months ended June 30, 2025 and 2024, respectively, and $108.2 million and $117.1 million of internally developed software costs for the six months ended June 30, 2025 and 2024, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term and long-term liquidity requirements, including our debt services.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position.
Our Credit Agreement (as defined below) contains various restrictive covenants that, among other things, impose limitations on: (i) the incurrence of additional indebtedness; (ii) creation of liens; (iii) dividend payments or certain other restricted payments or investments, and (iv) mergers, consolidations or sales. The Credit Agreement also requires us to maintain a certain ratio of Consolidated First Lien Debt to Consolidated Adjusted EBITDA (as defined in the agreement) if outstanding indebtedness exceeds a certain level. In addition, the debt agreement requires mandatory prepayments of the term loans if our excess cash flow (as defined in the agreement) exceeds a certain level.
Debt facilities

Term Loans and Revolver
We have a credit agreement (the “Credit Agreement”), comprised of term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, we are party to the Dutch Security Agreement and have pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement). Prior to January 2025, the term loans are comprised of 2023 tranches (“2023 USD Term Loan”, “2023 EUR Term Loan” and “2023 Liquidity Term Loan”, collectively “2023 Tranches”) issued to fund working capital and the GfK Combination and 2021 tranches (“2021 USD Term Loan” and “2021 EUR Term Loan”, collectively “2021 Tranches”) issued in connection with the 2021 Carve-Out Transaction (collectively, “2023 and 2021 Term Loans”).
2025 Debt Refinancing
On January 24, 2025, the Credit Agreement was amended to consolidate the 2023 Tranches and the 2021 Tranches into a single USD Term Loan (“USD Term Loan”) and a single EUR Term Loan (“EUR Term Loan”) (the “2025 Debt Refinancing”). The transaction resulted in a $10.3 million loss related to the write-off of unamortized debt discount and issuance costs, along with the expense of $0.3 million in third-party legal fees. We recorded the loss in nonoperating income (expense), net. The 2021 CAD Term Loan and Revolver remain unchanged as a result of refinancing. The term loans mature on March 5, 2028 and require quarterly principal payments equal to 0.25% of the original principal. The respective terms of each debt arrangement are further described below.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 17. "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements for additional information.

The following table sets forth our outstanding indebtedness following the 2025 Debt Refinancing:

(in millions)	June 30, 2025
USD Term Loan, less unamortized discount of $75.6	$2,188.7
EUR Term Loan, less unamortized discount of $35.1	1,603.2
2021 CAD Term Loan, less unamortized discount of $0.2	89.9
Revolver	562.5
Other debt	35.2
Total debt	4,479.5
Finance leases	37.6
Other financing obligations	57.7
Total debt, finance leases and other financing obligations	4,574.8
Less: Unamortized debt issuance costs	(47.8)
Less: Short-term debt and current portion of long-term debt	(107.8)
Total long-term debt	$4,419.2
USD Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 USD Term Loan, 2023 USD Term Loan and 2023 Liquidity Term Loan into the USD Term Loan. At the time of the amendment the loans had an aggregate principal balance of $2,263.4 million. Immediately following the 2025 Debt Refinancing, the USD Term Loan had a principal balance of $2,270.0 million. The Credit Agreement was also amended to reduce the interest rate spread on the USD Term Loan to 350 basis points. At June 30, 2025, the interest rate for the USD Term Loan was approximately 7.8%.
EUR Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 EUR Term Loan and 2023 EUR Term Loan into the EUR Term Loan. At the time of the amendment the loans had an aggregate principal balance of €1,388.5 million (equivalent to approximately $1,459.3 million USD). Immediately following the 2025 Debt Refinancing, the EUR Term Loan had a principal balance of €1,390.0 million (equivalent to approximately $1,460.9 million USD). The Credit Agreement was also amended to reduce the interest rate spread on the EUR Term Loan to 350 basis points. At June 30, 2025, the interest rate for the 2023 EUR Term Loan was approximately 5.6%.

2023 and 2021 Term Loans
The respective terms of each debt arrangement are further described below. The following table sets forth our outstanding indebtedness as of December 31, 2024:

(in millions)	December 31, 2024
2023 USD Term Loan, less unamortized discount of $66.3	$921.4
2023 EUR Term Loan, less unamortized discount of $36.7	607.3
2023 Liquidity Term Loan, less unamortized discount of $27.3	441.8
2021 USD Term Loan, less unamortized discount of $2.1	804.4
2021 EUR Term Loan, less unamortized discount of $1.3	792.4
2021 CAD Term Loan, less unamortized discount of $0.2	85.5
Revolver	364.0
Other debt	31.7
Total debt	4,048.5
Finance leases	38.7
Other financing obligations	47.4
Total debt, finance leases and other financing obligations	4,134.6
Less: Unamortized debt issuance costs	(53.8)
Less: Short-term debt and current portion of long-term debt	(121.0)
Total long-term debt	$3,959.8
2023 USD Term Loan
On July 10, 2023, the Credit Agreement was amended to issue a U.S. Dollar term loan (“2023 USD Term Loan”) in the aggregate principal amount of $980.0 million. The 2023 USD Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $107.8 million. The 2023 USD Term Loan is subject to interest at term Secured Overnight Financing Rate (“SOFR”) plus a spread of 625 basis points.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 USD Term Loan from 625 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of $20.0 million within the 2023 USD Term Loan. At December 31, 2024, the interest rate for the 2023 USD Term Loan was approximately 9.3%.
2023 EUR Term Loan
On July 10, 2023, the Credit Agreement was amended to issue a Euro term loan (“2023 EUR Term Loan”) in the aggregate principal amount of €500.0 million (equivalent to approximately $550.0 million USD). The 2023 EUR Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of €55.0 million (equivalent to approximately $60.5 million USD). At commencement, the 2023 EUR Term Loan was subject to interest at Euro LIBOR plus a spread of 650 basis points the Credit Agreement provides that we, the agent and certain lenders may amend the agreement solely for the purpose of replacing the Euro LIBOR rate with another benchmark rate. The Credit Agreement provides that certain lenders, the agent and the company may amend the agreement solely for the purpose of replacing the Euro LIBOR rate with another benchmark rate.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 EUR Term Loan from 650 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of €123.5 million (equivalent to approximately $135.0 million USD) within the 2023 EUR Term Loan. At December 31, 2024, the interest rate for the 2023 EUR Term Loan was approximately 7.8%.
2023 Liquidity USD Term Loan
On February 28, 2023, the Credit Agreement was amended to issue a U.S. Dollar term loan (“2023 Liquidity Term Loan”) in the aggregate principal amount of $475.0 million. The 2023 Liquidity Term Loan was issued at a price of 89.0% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $52.3 million. At commencement, the 2023 Liquidity Term Loan was subject to interest at term SOFR plus a spread of 625 basis points.
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 Liquidity Term Loan from 625 basis points to 475 basis points. At December 31, 2024, the interest rate for the 2023 Liquidity Term Loan was approximately 9.3%.

2021 USD Term Loan
On March 5, 2021, a U.S. Dollar tranche (“2021 USD Term Loan”) was issued in the aggregate principal amount of $950.0 million. The 2021 USD Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of $4.8 million. From the commencement date through November 29, 2021, the 2021 USD Term Loan was subject to interest at LIBOR plus a spread of 375 to 400 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to issue additional debt within the 2021 EUR Term Loan which is further described below. We used the proceeds to pay down the 2021 USD Term Loan by approximately $111.6 million. The amended Credit Agreement also reduced the interest rate spread to a range of 350 to 375 basis points dependent on certain ratio levels. On July 10, 2023, the Credit Agreement was amended to replace LIBOR with term SOFR. At December 31, 2024, the interest rate for the 2021 USD Term Loan was approximately 8.4%.
2021 EUR Term Loan
On March 5, 2021, a Euro tranche (“2021 EUR Term Loan”) was issued in the aggregate principal amount of €545.0 million (equivalent to approximately $650.0 million USD). The 2021 EUR Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of €2.7 million (equivalent to approximately $3.3 million USD). From the commencement date through November 29, 2021, the 2021 EUR Term Loan was subject to interest at Euro LIBOR plus a spread of 350 to 400 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to issue additional debt within the 2021 EUR Term Loan of €250.0 million (equivalent to approximately $283.5 million USD). We used the proceeds to pay down the 2021 USD Term Loan as described above and to finance other acquisitions. The amended Credit Agreement also reduced the interest rate spread for the 2021 EUR Term Loan to a range of 325 to 375 basis points dependent on certain ratio levels. At December 31, 2024, the interest rate for the 2021 EUR Term Loan was approximately 6.8%.
2021 CAD Term Loan
On March 5, 2021, a Canadian dollar tranche (“2021 CAD Term Loan”) was issued in the aggregate principal amount of C$128.0 million (equivalent to approximately $100.0 million USD). The 2021 CAD Term Loan was issued at a price of 99.5% of the aggregate principal amount, which resulted in a discount related to underwriting fees of C$0.6 million (equivalent to approximately $0.5 million USD). From the commencement date through November 29, 2021, the 2021 CAD Term Loan was subject to interest at Canadian Dollar Offered Rate (“CDOR”) plus a spread of 450 to 475 basis points dependent on certain ratio levels.
On November 30, 2021, the Credit Agreement was amended to reduce the interest rate spread to a range of 400 to 425 basis points dependent on certain ratio levels. At June 30, 2025 and December 31, 2024, the interest rate for the 2021 CAD Term Loan was approximately 7.0% and 7.9%, respectively.
Revolver
On March 5, 2021, we entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. The Revolver matures on 2026 (x) with respect to $7.5 million of non-extending revolving commitments, March 5, 2026 and (y) with respect to all other revolving commitments, March 5, 2028; provided that, with respect to this clause (y), if by a date no later than the Modified Maturity Date (as defined below), any term loans with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after March 5, 2028 (the “Trigger Maturity Date”), such maturity date shall be the later of December 5, 2027 and the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”). At June 30, 2025 and December 31, 2024, the maximum borrowing capacity under the Revolver was $638.3 million.
The commitment fee is 25 to 50 basis points dependent on certain ratio levels. Borrowings are subject to an interest rate spread of 325 to 375 basis points dependent on certain ratio levels. On August 31, 2022, the Credit Agreement was amended to replace LIBOR with term SOFR for borrowings denominated in U.S. dollars.
At June 30, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the Revolver was approximately 7.8% and 8.1%, respectively.
On July 11, 2025, the Credit Agreement was amended to, among other things, increase the aggregate principal amount of the Revolver to $750.0 million. See Note 17. "Subsequent Events" in the notes to unaudited condensed consolidated financial statements for additional information.

Covenant Compliance
The Credit Agreement contains various restrictive covenants that, among other things, impose limitations on: (i) the incurrence of additional indebtedness; (ii) creation of liens; (iii) dividend payments or certain other restricted payments or investments and (iv) mergers, consolidations or sales. The Credit Agreement also requires that we maintain a certain ratio of Consolidated First Lien Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) if outstanding indebtedness exceeds a certain level. In addition, the Credit Agreement requires mandatory prepayments of the term loans if our excess cash flow (as defined in the Credit Agreement) exceeds a certain level.
We were in compliance with all relevant covenants contained in the Credit Agreement as of June 30, 2025.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in operating activities	$(162.2)	$(122.6)
Net cash (used in) provided by investing activities	(66.7)	180.9
Net cash provided by (used in) financing activities	204.3	(52.2)
Effect of exchange-rate changes on cash and cash equivalents	20.3	(11.1)
Net decrease in cash and cash equivalents	$(4.3)	$(5.0)
Operating Activities
For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a decrease of $39.6 million in net cash used in operating activities primarily due to a decrease in net changes in operating assets and liabilities of $194.4 million partially offset by a decrease of net loss of $154.4 million adjusted for non-cash items. Non-cash items include a change of $100.3 million in non-cash foreign currency exchange gain (loss), net, a change of $28.1 million in the loss on the deconsolidation of subsidiaries and related adjustments, a decrease in impairment of $26.2 million, and a decrease in the amortization of debt discount and debt issuance costs of $5.1 million, partially offset by an increase of $10.3 million in the write-off of unamortized debt discount and debt issuance costs, a $9.1 million increase in deferred income taxes, an increase of $9.1 million in depreciation and amortization, a change of $3.3 million in other operating activities, net and a $4.2 million adjustment to the gain on disposal of business. The net changes in operating assets and liabilities include cash outflows relating to a $32.0 million decrease in trade and other receivables, primarily due to increases in our trade receivables in the ordinary course of business, a $55.3 million decrease in prepaid expenses and other current assets, primarily due to decreases in prepaid expenses in the ordinary course of business, and a $114.1 million decrease in accounts payable and other current liabilities as a result of decreases in payroll and benefit costs, partially offset by cash inflows relating to a $8.3 million increase in other noncurrent assets and liabilities.
Investing Activities
For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, the decrease of $247.6 million in cash (used in) provided by investing activities was due primarily to a decrease in acquisition activity of $244.9 million related to the sale of Netquest in February 2025 for cash considerations of $60.3 million as compared to the sale of GfK’s Consumer Panel business in January 2024 for net cash proceeds of $301.7 million.
Financing Activities
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the increase of $256.5 million in cash provided by (used in) financing activities was due primarily to lower repayments of debt of $216.2 million from the 2025 Debt Refinancing, increased net proceeds received of $32.7 million in 2025, and lower dividends paid to noncontrolling interests of $6.9 million.

Cash requirements
As of June 30, 2025, we have cash requirements for long-term debt payments, leases and other liabilities. There have been no material changes to these obligations since December 31, 2024, except for debt as noted below. For debt related information, see Note 7. "Debt" in the notes to unaudited condensed consolidated financial statements for additional information. For commitment and contingency-related information, see Note 15. "Commitments and Contingencies" in the notes to unaudited condensed consolidated financial statements for additional information.
As of June 30, 2025, we had the following obligations:
•    Long-term debt obligations of $4,590.4 million are expected to be paid out as follows: $21.4 million in 2025, $49.3 million in 2026, $23.6 million in 2027 and $4,496.1 million in 2028.
Critical Accounting Estimates

We prepare our unaudited consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in our unaudited consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience, management’s judgment and input from other third parties from information available at the time. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our unaudited consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus. For additional information about our critical accounting estimates, see the disclosure included in our Prospectus.

Recent Accounting Standards
See Note 1. "Organization and Basis of Presentation" of our notes to the unaudited condensed consolidated financial statements for a description of recently adopted and recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or foreign exchange rates. We may use certain derivative financial instruments, such as foreign currency and interest rate hedges, but only as a risk management tool and not for speculative or trading purposes.

Foreign exchange risk
We are exposed to fluctuations in foreign currency exchange rates as a result of our investments and operations in countries other than the United States, as well as our foreign-currency denominated debt obligations. Our exposure to currency rate fluctuations primarily relate to Europe (euro, British pound and Swiss franc), Canada (Canadian dollar), China (yuan), Brazil (real) and Mexico (peso).
We translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate, and we translate revenue and expenses at the weighted average exchange rates prevailing during the period. The resulting translation adjustment is recorded as a separate component of equity on the condensed consolidated balance sheets included in the unaudited condensed consolidated financial statements. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency are included in foreign currency exchange gain (loss), net as incurred.

For the three and six months ended June 30, 2025, revenue attributable to transactions denominated in U.S. dollars and euro were approximately 25%     and 23%, respectively, for both periods presented. No other currency represented greater than 10% of our revenue for the periods presented. In 2025, a hypothetical 10% change in the value of the U.S. dollar relative to a basket of the foreign currencies for the foreign countries in which we had operations during the period would have changed our revenue by approximately $195.5 million.
We enter into foreign exchange forward contracts and cross-currency swaps to hedge our foreign exchange exposure. As of June 30, 2025, we had an aggregate notional amount of $262.4 million related to foreign exchange forward contracts and $228.9 million related to cross-currency swaps. The foreign exchange forward contracts have expiration dates through June 2026 and the cross-currency swaps have expiration dates through February 2026.
We may establish additional foreign subsidiaries in the future and continue to derive a larger portion of our revenue from sales denominated in a foreign currency. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar.
Interest rate risk
We are exposed to interest rate risk as a result of the floating-rate debt under our term loans. The variable interest rates on these borrowings are based on term SOFR, subject to floors, plus applicable margins based on certain ratio levels.
As of June 30, 2025, we had $3,992.7 million of floating-rate debt under our term loans with a weighted-average interest rate of 6.9%. A 100 basis point increase in the average term SOFR rate applied to this indebtedness would increase our annual interest expense by approximately $23.7 million.
We enter into certain interest rate swaps, interest rate caps and interest rate collars with various counterparties to hedge our interest rate exposure. As of June 30, 2025, we had interest rate contracts with an aggregate notional amount of $2,043.7 million and an aggregate fair value of $7.5 million (liability position). These interest rate derivative instruments have expiration dates through February 2026.
In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates, or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the years ended December 31, 2023 and 2022 as a result of the material weakness in internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Prospectus, management has an unremediated material weakness related to the design and operation of internal controls over financial reporting related to certain aspects of the application of purchase accounting for acquisitions. Specifically, internal controls were not designed and maintained effectively with regard to: (i) the allocation of goodwill and certain identifiable assets to foreign subsidiaries, which has an impact on currency translation or remeasurement of such balances stated in the consolidated financial statements, and (ii) conforming of GAAP and accounting policies of acquired entities to that of the Company.

Remediation Plan for Material Weakness

Since the identification of this material weakness, management has designed and implemented new internal controls to remediate this issue. These include enhanced review procedures and improved documentation protocols related to the accounting as noted above. While we believe these efforts will improve our internal controls and address the underlying causes of the material weakness, such material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot assure you that the measures we have implemented to date, and the measures that we are continuing to implement, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting on a timely basis or that they will prevent or avoid potential future material weakness. Additionally, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Changes in Internal Control over Financial Reporting

In addition to the design and implementation of new controls in response to the previously reported material weakness related to the application of purchase accounting for acquisitions, there were additional changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

These changes include the Company migrating several key financial reporting and operational processes to an offshore shared service team as part of a broader transition to a centralized hub operating model. This included shifting responsibilities related to transaction processing, general ledger activities and certain reconciliation procedures from onshore and local regions to offshore resources. To maintain adequate oversight into these operations, management implemented a new secondary management review control. This constitutes a material enhancement to the control environment, supporting the accuracy and completeness of financial reporting data processed by the offshore teams.

To further strengthen the Company’s control environment, management expanded its workforce by onboarding a significant number of new personnel within the centralized location. This hiring initiative was designed to ensure adequate staffing levels to support critical operating activities, reduce reliance on dispersed teams and promote consistent application of controls across the organization.

Additional organizational and procedural changes included revised control ownership, standardized workflows, and transition to a centralized SAP platform. Management continues to monitor and assess the design and operating effectiveness of these updated controls as part of its ongoing internal control monitoring process.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of our business. Except as noted elsewhere in this Report, there are no pending or threatened litigation proceedings that our management believes will result in an outcome that would materially affect our business, financial position, cash flows or results of operations. Nevertheless, there can be no assurance that future litigation to which we become a party will not have a material adverse effect on our business, financial position, cash flows or results of operations.

See Note 15. "Commitments and Contingencies" of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk and uncertainties described under “Risk Factors” in our Prospectus, which could materially affect our business, financial condition or future results. The risks described in the Prospectus and this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results. Our Risk Factors have remained materially unchanged from those disclosed as of December 31, 2024 in our Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Equity Securities

On July 22, 2025, in connection with the reorganization transactions and our initial public offering, we issued 245,000,000 ordinary shares to the shareholders of AI PAVE Dutchco I B.V. in exchange for all outstanding shares of AI PAVE Dutchco I B.V. The issuance of ordinary shares described in this paragraph was made in reliance on Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Initial Public Offering

On July 22, 2025, our Registration Statement on Form S-1 (No. 333-288376) was declared effective by the Securities and Exchange Commission, pursuant to which we issued and sold 50,000,000 ordinary shares at a public offering price of $21.00 per ordinary share, for aggregate net proceeds of approximately $985.1 million, after deducting $44.6 million in underwriting discounts and commissions, and approximately $20.3 million in other offering costs. On July 24, 2025, we used approximately $533.4 million of the net proceeds to us from our initial public offering to repay all outstanding principal amounts under our Revolver. On August 12, 2025, we used approximately $387.4 million of the net proceeds to us from our initial public offering to repay in full the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD) and to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan. See Note 17. "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements for additional information.

J.P. Morgan Securities LLC, BofA Securities, Inc. and UBS Securities LLC acted as representatives of the underwriters for our initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2025, we entered into a Thirteenth Amendment to Credit Agreement, by and among, Intermediate Dutch Holdings B.V., Indy US Holdco, LLC, Nielsen Consumer Inc., Indy Dutch Bidco B.V., the Revolving Borrowers party hereto, the Loan Guarantors party hereto, each Thirteenth Amendment Dollar Refinancing Term Lender party thereto, each Thirteenth Amendment Refinancing Term Lender party thereto, the Revolving Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and US collateral agent and Kroll Agency Services (US) LLC, as non-US collateral agent (the “Thirteenth Amendment”). The Thirteenth Amendment amends the Credit Agreement to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030, and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date
3.1	Memorandum and Articles of Association		Form S-1	7/22/2025
4.1	Form of Ordinary Shares Certificate		Form S-1	7/22/2025
10.1	Form of Shareholders’ Agreement		Form S-1	7/22/2025
10.2	NIQ Global Intelligence plc 2025 Equity Incentive Plan		Form S-1	7/22/2025
31.1	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: August 14, 2025	/s/ Michael Burwell
Michael Burwell
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2025	/s/ Jamie E. Palm
Jamie E. Palm
Chief Accounting Officer
(Principal Accounting Officer)