Form 10-Q
period 2025-09-30
NIQ Global Intelligence plc
filed 2025-11-13
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Yes ☐ No ☒

As of November 10, 2025, there were 295,000,000 ordinary shares outstanding.

NIQ Global Intelligence plc
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NIQ Global Intelligence plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,052.6	$982.1	$3,059.3	$2,929.8

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	466.9	439.4	1,346.9	1,318.3
Selling, general and administrative expenses	454.9	396.1	1,229.7	1,197.5
Depreciation and amortization	166.9	154.4	469.2	447.6
Impairment of long-lived assets	—	1.1	1.1	28.4
Restructuring, net	3.9	13.6	8.9	34.0
Other operating income, net	(5.3)	(6.6)	(16.9)	(20.7)
Total operating expenses	1,087.3	998.0	3,038.9	3,005.1
Operating (loss) income	(34.7)	(15.9)	20.4	(75.3)
Interest expense, net	(78.2)	(101.4)	(256.9)	(315.3)
Foreign currency exchange (loss) gain, net	(18.9)	11.2	70.5	(2.9)
Nonoperating expense, net	(30.9)	(91.3)	(68.3)	(160.9)
Loss from continuing operations before income taxes	(162.7)	(197.4)	(234.3)	(554.4)
Income tax expense from continuing operations	(34.2)	(19.7)	(81.3)	(80.4)
Loss from continuing operations	(196.9)	(217.1)	(315.6)	(634.8)
Discontinued operations (Note 4)
Income from discontinued operations before income taxes	—	3.3	—	12.5
Income tax expense from discontinued operations	—	—	—	—
Income from discontinued operations	—	3.3	—	12.5
Net loss	(196.9)	(213.8)	(315.6)	(622.3)
Less: Net income attributable to noncontrolling interests	1.7	0.9	5.5	2.8
Net loss attributable to NIQ	$(198.6)	$(214.7)	$(321.1)	$(625.1)

Basic and diluted earnings per share from:
Loss attributable to NIQ	$(0.70)	$(0.89)	$(1.25)	$(2.60)
Income from discontinued operations	—	0.01	—	0.05
Net loss attributable to NIQ	$(0.70)	$(0.88)	$(1.25)	$(2.55)

Weighted average basic and diluted NIQ ordinary shares outstanding	281,956,522	245,000,000	257,454,212	245,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(196.9)	$(213.8)	$(315.6)	$(622.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15.0)	43.0	5.8	(45.2)
Defined benefit pension plan adjustments	(0.3)	(0.5)	(0.8)	—
Cash flow hedges	4.8	(26.8)	(10.0)	(25.2)
Total other comprehensive (loss) income	(10.5)	15.7	(5.0)	(70.4)
Total other comprehensive loss	(207.4)	(198.1)	(320.6)	(692.7)
Less: Comprehensive income attributable to noncontrolling interests	1.7	0.9	5.5	2.8
Total other comprehensive loss attributable to NIQ	$(209.1)	$(199.0)	$(326.1)	$(695.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$446.3	$266.2
Trade receivables, net	716.5	644.9
Other receivables	91.7	83.3
Prepaid expenses and other current assets	159.2	137.0
Current assets held for sale (Note 4)	—	62.8
Total current assets	1,413.7	1,194.2
Property and equipment, net	229.3	208.0
Operating lease right-of-use assets	192.4	179.6
Intangible assets, net	2,252.8	2,287.6
Goodwill	2,430.7	2,209.5
Deferred income taxes	22.2	22.2
Other noncurrent assets	287.6	271.7
Total assets	$6,828.7	$6,372.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$194.6	$217.1
Accrued expenses	603.4	605.3
Deferred revenues	324.1	273.4
Short-term debt and current portion of long-term debt	108.4	121.0
Other current liabilities	192.8	131.5
Current liabilities held for sale (Note 4)	—	17.3
Total current liabilities	1,423.3	1,365.6
Long-term debt	3,501.5	3,959.8
Operating lease liabilities	200.7	196.5
Deferred income taxes	122.0	109.1
Warrant liability	—	191.4
Other noncurrent liabilities	357.0	251.8
Total liabilities	5,604.5	6,074.2
Commitments and contingencies (Note 17)
Stockholders' equity:
Ordinary shares; €0.00001 nominal value per share, 1,500,000,000 ordinary shares authorized, 295,000,000 ordinary shares issued and outstanding as of September 30, 2025 and 245,000,000 ordinary shares issued and outstanding as of December 31, 2024	—	—
Preferred shares; €0.00001 nominal value per share, 150,000,000 preferred shares authorized, no shares issued and outstanding	—	—
Euro deferred shares; €1.00 nominal value per share, 25,000 Euro deferred shares authorized and issued, none outstanding as of September 30, 2025 and no shares authorized, issued or outstanding as of December 31, 2024	—	—
Paid-in capital	3,195.8	1,946.1
Accumulated deficit	(2,169.8)	(1,848.7)
Accumulated other comprehensive loss	(42.7)	(37.7)
Total NIQ stockholders' equity	983.3	59.7
Noncontrolling interests	240.9	238.9
Total stockholders' equity	1,224.2	298.6
Total liabilities and stockholders' equity	$6,828.7	$6,372.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except share data)

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	245,000,000	$—	—	$—	—	$—	$1,946.1	$(1,848.7)	$(37.7)	$59.7	$238.9	$298.6
Net (loss) income	—	—	—	—	—	—	—	(119.8)	—	(119.8)	1.9	(117.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Share-based compensation	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2025	245,000,000	—	—	—	—	—	1,947.4	(1,968.5)	(48.9)	(70.0)	237.8	167.8
Net (loss) income	—	—	—	—	—	—	—	(2.7)	—	(2.7)	1.9	(0.8)
Other comprehensive income	—	—	—	—	—	—	—	—	16.7	16.7	—	16.7
Share-based compensation	—	—	—	—	—	—	1.5	—	—	1.5	—	1.5
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2025	245,000,000	—	—	—	—	—	1,948.9	(1,971.2)	(32.2)	(54.5)	239.3	184.8
Net (loss) income	—	—	—	—	—	—	—	(198.6)	—	(198.6)	1.7	(196.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10.5)	(10.5)	—	(10.5)
Issuance of share capital in connection with IPO, net of underwriting discounts, commissions and offering expenses (1)(2)	50,000,000	—	—	—	25,000	—	984.1	—	—	984.1	—	984.1
Share-based compensation	—	—	—	—	—	—	31.7	—	—	31.7	—	31.7
Reclassification of warrant to equity	—	—	—	—	—	—	231.1	—	—	231.1	—	231.1
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2025	295,000,000	$—	—	$—	25,000	$—	$3,195.8	$(2,169.8)	$(42.7)	$983.3	$240.9	$1,224.2
(1) Represents aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses at the initial public offering date less additional offering expense and other adjustments of $1.0 million recognized subsequent to the initial public offering date.
(2) The Euro deferred shares were issued in order to satisfy statutory capitalization requirements for all Irish public limited companies. The Euro deferred shares are non-voting shares and do not have any right to receive a dividend.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023, as previously reported	100	$—	—	$—	—	$—	$1,966.1	$(962.4)	$80.7	$1,084.4	$247.2	$1,331.6
Common control transaction(1)	244,999,900	—	—	—	—	—	(26.5)	(88.3)	—	(114.8)	—	(114.8)
Balance as of December 31, 2023(1)	245,000,000	$—	—	—	—	—	1,939.6	(1,050.7)	80.7	969.6	247.2	1,216.8
Net (loss) income	—	—	—	—	—	—	—	(209.6)	—	(209.6)	1.2	(208.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(67.2)	(67.2)	—	(67.2)
Share-based compensation	—	—	—	—	—	—	1.2	—	—	1.2	—	1.2
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10.0)	(10.0)
Balance as of March 31, 2024	245,000,000	—	—	—	—	—	1,940.8	(1,260.3)	13.5	694.0	238.4	932.4
Net (loss) income	—	—	—	—	—	—	—	(200.8)	—	(200.8)	0.7	(200.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(18.9)	(18.9)	—	(18.9)
Share-based compensation	—	—	—	—	—	—	0.7	—	—	0.7	—	0.7
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2024	245,000,000	—	—	—	—	—	1,941.5	(1,461.1)	(5.4)	475.0	238.8	713.8
Net (loss) income	—	—	—	—	—	—	—	(214.7)	—	(214.7)	0.9	(213.8)
Other comprehensive income	—	—	—	—	—	—	—	—	15.7	15.7	—	15.7
Share-based compensation	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Balance as of September 30, 2024	245,000,000	$—	—	$—	—	$—	$1,942.8	$(1,675.8)	$10.3	$277.3	$239.7	$517.0
(1) Prior to the common control transaction, the Company had 100 ordinary shares outstanding. Following the common control transaction, the Company will have 245,000,000 ordinary shares outstanding, resulting in an effective share split of 1:2,450,000. See Note 2. “Summary of Significant Accounting Policies” for discussion around the Company’s common control transaction and updated basis of presentation.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(315.6)	$(622.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	469.2	447.6
Share-based compensation	53.3	3.2
Amortization of debt discount and debt issuance costs	41.1	50.4
Remeasurement of warrant to fair value	39.7	65.6
Impairment of long-lived assets	1.1	28.4
Provision for credit losses	2.7	3.6
Non-cash foreign currency exchange (gain) loss, net	(69.1)	6.1
(Gain) loss on deconsolidation of subsidiaries and related adjustments	(5.2)	57.8
Write-off of unamortized debt discount and debt issuance costs	35.0	35.8
Gain on disposal of business	(4.9)	(12.4)
Deferred income taxes	0.3	(24.6)
Other operating activities, net	(1.1)	(18.4)
Changes in assets and liabilities:
Trade and other receivables, net	(21.8)	(22.3)
Prepaid expenses and other current assets	(39.4)	(33.3)
Accounts payable and other current liabilities	(42.2)	63.3
Operating leases, net	(7.2)	(7.6)
Other noncurrent assets and liabilities	(25.9)	(15.3)
Net cash provided by operating activities	110.0	5.6
Investing Activities:
Acquisition of businesses, net of cash acquired	(27.1)	20.2
Payment for asset acquisition	(11.3)	—
Proceeds from sale of business, net of cash disposed	67.7	315.6
Additions to property and equipment	(19.2)	(21.3)
Additions to intangible assets	(145.9)	(185.1)
Cash deconsolidated from previously controlled subsidiary	—	(31.6)
Other investing activities, net	—	2.3
Net cash (used in) provided by investing activities	(135.8)	100.1
Financing Activities:
Proceeds from issuance of debt and borrowings under revolving credit facility	953.7	1,003.8
Repayments of debt and borrowings under revolving credit facility	(1,718.6)	(1,031.3)
Debt issuance costs paid	(16.0)	(7.6)
Proceeds from initial public offering, net of underwriters discounts and commissions	1,005.4	—
Payments of deferred offering costs	(8.4)	—
Finance leases	(20.7)	(17.3)
Cash dividends paid to noncontrolling interests	(3.5)	(10.3)
Other financing activities, net	7.4	6.3
Net cash provided by (used in) financing activities	199.3	(56.4)
Effect of exchange-rate changes on cash and cash equivalents	6.6	(5.4)
Net increase in cash and cash equivalents	180.1	43.9
Cash and cash equivalents at beginning of period	266.2	283.0
Cash and cash equivalents at end of period	$446.3	$326.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$239.9	$316.9
Cash paid for income taxes, net of refunds received	$98.6	$85.2

Supplemental Disclosures of Non-Cash Items:
Deferred offering costs included in accrued expenses	$13.7	$—
Reclassification of warrant from liability to equity	$231.1	$—
Capital expenditures in accounts payable	$5.5	$1.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in millions, unless otherwise noted)
1. ORGANIZATION
Organization
NIQ is a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. NIQ manages a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence, and highly sophisticated software applications and analytics solutions. NIQ’s unified, artificial intelligence powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata, and provides a global, omnichannel view of consumer shopping behavior – The Full ViewTM.
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
On January 21, 2025, AI Global Investments (Netherlands) PCC Limited acquired Flower Road Limited, an Irish private company with limited liability that was incorporated in Ireland on June 6, 2017 as a dormant company. On January 23, 2025, Flower Road Limited was renamed to NIQ Global Intelligence Limited. On June 12, 2025, NIQ Global Intelligence Limited was re-registered under the Irish Companies Act 2014 as a public limited company and was renamed NIQ Global Intelligence plc. On July 22, 2025, in connection with the initial public offering (“IPO”) as further discussed below, NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including AI PAVE Dutchco II B.V., AI PAVE Dutchco III B.V. (collectively, with AI PAVE, the “AI PAVE Entities”), and Dutch Holdings (the “Reorganization”). All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc. The number of ordinary shares authorized increased to 1,500,000,000 and the number of ordinary shares outstanding became 245,000,000.
The “Company” or “NIQ” means, prior to the Reorganization, Dutch Holdings and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries.
Initial Public Offering
On July 24, 2025, the Company completed its IPO, in which the Company sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. The Company received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 8. “Debt” for further detail on the use of proceeds. In connection with the IPO, the Board of Directors also adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan. The Company recognized share-based compensation as a result of the accelerated and incremental vesting of certain share-based compensation awards under the 2021 Plan, as triggered by the IPO. See Note 14. “Share-Based Compensation” for further detail.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above in Note 1. “Organization”, the accompanying financial statements have been recast to reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including the Dutch Holdings and the AI PAVE Entities, as a transaction between entities under common control. The recast presentation begins with the financial statements as of and for the nine months ended September 30, 2025, the first reporting period following the Reorganization and IPO. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described below), the Company has assessed the impact to the condensed consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.
With the exception of the recast historical financial information noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year or any other future annual or interim period.
On July 10, 2023, the Company completed a transaction to combine with GfK SE (“GfK”), a European company (societas Europaea) organized under German law (“the GfK Combination”). Prior to the GfK Combination, GfK entered into an agreement to sell its Consumer Panel business on July 6, 2023. On January 9, 2024, the Company completed the sale. See Note 4. “Discontinued Operations and Disposals” for further information.
In the second and third quarters of 2024, the Company determined that it could no longer exercise control over its subsidiaries in Russia and deconsolidated the operations of these entities. See Note 4. “Discontinued Operations and Disposals” for further information.
The Company entered into an agreement to sell its ownership interest in Netquest, a consumer panel provider acquired through the GfK Combination, on December 17, 2024. The assets and liabilities of the Netquest business were classified as “Held for Sale” at December 31, 2024. On February 3, 2025, the Company completed the sale. See Note 4. “Discontinued Operations and Disposals” for further information.
On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-TRIX Tecnologia e Servicos de Marketing S.A. (“M-Trix”), a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.6 million USD). See Note 3. “Acquisitions” for further information.
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2025.
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

Warrants
The Company accounts for warrants to purchase common stock as either liability-classified or equity-classified financial instruments pursuant to the warrant’s specific terms and applicable authoritative guidance. Warrants classified as liabilities are recognized at fair value and remeasured at fair value each reporting period, with any change in fair value recognized as a component of nonoperating expense, net in the condensed consolidated statements of operations. For warrants that meet equity classification, the Company records the warrant as a component of paid-in capital in the condensed consolidated balance sheets. The Company does not recognize any subsequent changes in fair value, as warrants classified as equity are not subject to future remeasurement.
In connection with the Advent Acquisition, VNU International B.V., an affiliate of Nielsen, was issued a warrant to subscribe for up to 184,284 shares of AI PAVE with an exercise price of $1,627.92 per share (the “Warrant”). Prior to the IPO, the Company recognized the Warrant as a liability-classified instrument. Pursuant to its terms and in alignment with the Company’s policy to reassess instrument classifications, the Warrant was reclassified to permanent equity upon the IPO. See Note 9. “Fair Value of Financial Instruments” for further detail.

Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosure requirements for public entities. This ASU updates the requirements for segment reporting to include, among other things, disclosing significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in the measure of segment profit and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The standard is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2024. See Note 15. “Reportable Segments” for more information on reportable segments.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures.
Other recently issued accounting pronouncements are either not applicable or are not expected to have a material impact on the Company.
Other than the significant accounting policies described above, there have been no changes to the significant accounting policies described in the Company’s audited consolidated annual financial statements and notes thereto presented for the fiscal year ended December 31, 2024.
3. ACQUISITIONS
Acquisition of Gastrograph
On April 21, 2025, the Company completed the acquisition of certain assets and liabilities of Analytical Flavor Systems, Inc. (dba Gastrograph AI) (“Gastrograph”), a market-leading discovery and inquiry platform for sensory insights, for cash consideration of $12.5 million (the “Gastrograph Acquisition”), subject to certain working capital adjustments. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. The Company used the cost accumulation model, whereby the majority of the total acquisition cost, inclusive of direct transaction costs, was allocated to the acquired asset developed technology, which is estimated to have a useful life of three years. The Company believes the Gastrograph Acquisition further strengthens NIQ’s artificial intelligence (“AI”) capabilities and competitive differentiation to provide consumer packaged goods companies with The Full ViewTM.
Acquisition of M-Trix
On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.6 million USD), subject to customary purchase price adjustments, of which BRL150.0 million (equivalent to approximately $27.1 million USD) was paid upon the closing (the “M-Trix Acquisition”).
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
In connection with the M-Trix Acquisition, the Company entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the transaction (the “BRL Loan”). The BRL Loan was subject to interest at the CDI rate plus a spread of 280 basis points. The Company settled the BRL Loan, including the accrued interest, during the third quarter of 2025.

The total fair value of consideration transferred for the acquisition of M-Trix consisted of the following:

(in millions)
Cash consideration, net of working capital adjustments	$27.1
Short-term deferred consideration	9.4
Long-term deferred consideration	14.5
Holdback Amount	3.6
Total consideration transferred	$54.6
The Company will record accretion and interest expense at the prevailing CDI rate each quarter related to the deferred consideration and Holdback Amount, respectively. For the three and nine months ended September 30, 2025, the Company recognized accretion and interest of $0.6 million to interest expense, net.
The M-Trix Acquisition was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The purchase accounting for the M-Trix acquisition is preliminary and subject to change as the Company finalizes the valuation of intangible assets and obtains additional information during the measurement period.
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed:

(in millions)
Current assets	$2.3
Property and equipment, net	0.1
Operating lease right-of-use assets	0.3
Intangible assets	14.4
Goodwill	43.5
Total assets acquired	60.6
Current liabilities	1.0
Deferred income taxes	4.9
Operating lease liabilities	0.1
Total liabilities assumed	6.0
Total consideration transferred	$54.6
The resulting goodwill primarily reflects future client relationships and the development of new technologies.

The acquired identifiable intangible assets were as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Client relationships	$7.1	10
Developed technology	5.0	7
Trademark	2.3	9
Total identifiable intangible assets	$14.4
The fair value estimates for assets acquired and liabilities assumed were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of identified intangible assets were estimated using the following valuation methodologies:
•Client relationships – the multi-period excess earnings method
•Developed technology – the relief-from-royalty method
•Trademark – the relief-from-royalty method
Significant inputs used to value the identifiable intangible assets included projected revenues and expected operating margins, client attrition rates, discount rates, royalty rates and applicable income tax rates.
For the three and nine months ended September 30, 2025, NIQ incurred $0.5 million and $1.0 million, respectively, of costs related to the M-Trix Acquisition, which primarily consisted of advisory, legal and other costs. These costs are included in selling, general and administrative expenses.

4. DISCONTINUED OPERATIONS AND DISPOSALS
Sale of GfK Consumer Panel Business
On January 9, 2024 (the “Transaction Date”), the Company completed the sale of GfK’s Consumer Panel business for cash consideration of €316.6 million (equivalent to approximately $350.0 million USD), subject to final closing adjustments. The Company received proceeds, net of cash disposed, of €278.4 million (equivalent to approximately $301.7 million USD) on the Transaction Date, which were primarily used to repay outstanding borrowings under the Revolver. The Company received an additional €10.0 million (equivalent to approximately $10.9 million USD) during the second quarter of 2024, an additional €3.0 million (equivalent to approximately $3.3 million USD) during the third quarter of 2024, and an additional €10.5 million (equivalent to approximately $10.9 million USD) during the first quarter of 2025, as a result of certain closing adjustments. The Company recognized a gain from the sale in the amount of $12.4 million during the year ended December 31, 2024, all of which was recognized during the nine months ended September 30, 2024. The gain from the sale is recorded within discontinued operations.
Deconsolidation of Russian Entities
As described in Note 1. “Organization”, the evolving regulatory environment in Russia, including economic sanctions from the United States, European Union and other governments as well as a series of local laws issued in Russia, impacted the Company’s operations in Russia. As a result, the Company experienced significantly reduced communication with operations in Russia, and the Russian operations disconnected from the Company’s central systems. Although the Company continues to be the record holder of the shares in subsidiaries that operate in Russia, these subsidiaries are overseen solely by management within Russia without day-to-day or other supervision by the Company. While those subsidiaries continue to operate independently in Russia, the Company does not have the power to direct the activities that most significantly impact the economic performance of the Russia operations. As a result, the Company determined that it no longer exercised control over these entities and deconsolidated its Russia businesses in the second and third quarters of 2024. During the three and nine months ended September 30, 2024 a loss on deconsolidation of $34.9 million and $57.8 million, respectively, was included in nonoperating expense, net, and during the nine months ended September 30, 2025, a gain of $5.2 million was included in nonoperating expense, net related to certain adjustments following the deconsolidation. No adjustment related to the deconsolidation was recognized during the three months ended September 30, 2025.
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company received an additional €5.0 million (equivalent to approximately $5.9 million USD) in May 2025, related to the settlement of escrow. The Company recognized a gain from the sale of $4.9 million, after related transaction costs, during the nine months ended September 30, 2025, which is recorded within selling, general and administrative expenses. None of the gain was recognized during the three months ended September 30, 2025.
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

5. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to clients globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. No single client accounted for more than 5% of NIQ’s revenues for the three and nine months ended September 30, 2025 and 2024.
The following table disaggregates revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Americas	$403.3	$383.1	$1,181.6	$1,136.8
EMEA	473.8	427.3	1,358.9	1,283.2
APAC	175.5	171.7	518.8	509.8
Total revenues	$1,052.6	$982.1	$3,059.3	$2,929.8
The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Major product offerings
Intelligence	$855.3	$794.3	$2,495.3	$2,374.7
Activation	197.3	187.8	564.0	555.1
Total revenues	$1,052.6	$982.1	$3,059.3	$2,929.8

Timing of revenue recognition
Data and services transferred over time	$876.3	$810.0	$2,539.0	$2,408.4
Data and services transferred at a point in time	176.3	172.1	520.3	521.4
Total revenues	$1,052.6	$982.1	$3,059.3	$2,929.8
Revenues in the United States represented approximately 23% and 24% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and 24% for each of the nine months ended September 30, 2025 and 2024. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in Ireland, the Company’s country of domicile, represented approximately 1% of total revenues for the three and nine months ended September 30, 2025 and 2024.
At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its clients and when the client pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a client that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At September 30, 2025 and December 31, 2024, $184.8 million and $122.8 million, respectively, of contract assets were recorded as a component of trade receivables, net in the unaudited condensed consolidated balance sheets.
Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from clients for which revenue is recognized when the performance obligation is satisfied and control is transferred to the client. At December 31, 2024, $273.4 million of deferred revenues were recorded in the unaudited condensed consolidated balance sheets, of which substantially all was recognized as revenue during the nine months ended September 30, 2025. At September 30, 2025, the balance of deferred revenues was $324.1 million.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2025 as well as amounts not yet invoiced to clients as of September 30, 2025, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination for convenience clause. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. The Company expects to recognize into revenue approximately 19% of this balance within one year, approximately 46% of this balance between one to two years and the remaining amount thereafter.

6. GOODWILL
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	Total
Balance at December 31, 2024	$599.0	$1,096.9	$513.6	$2,209.5
Adjustments to goodwill for acquisition of M-Trix (1)	43.5	—	—	43.5
Foreign currency exchange rate changes	30.2	120.8	26.7	177.7
Balance at September 30, 2025	$672.7	$1,217.7	$540.3	$2,430.7
(1) Adjustments to goodwill for acquisition of M-Trix, as disclosed in Note 3. “Acquisitions”.
7. SUPPLEMENTAL BALANCE SHEET INFORMATION
NIQ estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific client circumstances and reasonable and supportable forecasts of future economic conditions. As of September 30, 2025 and December 31, 2024, the allowance for expected credit losses was $10.8 million and $12.1 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $0.4 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Prepaid expenses and other current assets consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Prepaid expenses	$142.5	$108.4
Derivative assets (Note 9)	11.1	11.1
Other	5.6	17.5
	$159.2	$137.0
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering. During the three months ended September 30, 2025, the Company released $22.1 million of deferred offering costs from prepaid expenses and other current assets to paid-in capital, following the completion of the Company’s IPO. There were no deferred offering costs as of September 30, 2025, and deferred offering costs were nominal as of December 31, 2024.
Other noncurrent assets consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Rent guarantee deposits	$80.8	$80.2
Equity method investments	66.9	58.1
Defined benefit plan assets	52.9	44.1
Cost method investments	45.2	44.8
Prepaid expenses	8.8	12.6
Debt issuance costs	7.0	6.3
Other	26.0	25.6
	$287.6	$271.7
Accrued expenses consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Payroll and benefit costs	$250.8	$288.7
Data and professional services	232.5	161.9
Restructuring liabilities (Note 12)	40.5	74.4
Accrued income taxes	38.3	37.2
Other	41.3	43.1
	$603.4	$605.3

Other current liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Operating lease liabilities	$55.7	$52.9
Derivative liabilities (Note 9)	32.5	6.6
Short-term deferred consideration (Note 3)	13.7	—
Other	90.9	72.0
	$192.8	$131.5
Other noncurrent liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Defined benefit plan liabilities	$106.4	$93.9
Derivative liabilities (Note 9)	73.0	14.1
Restructuring liabilities (Note 12)	1.0	4.3
Other	176.6	139.5
	$357.0	$251.8
8. DEBT
Term Loans and Revolver
The Company, through its subsidiaries, has a credit agreement (“the Credit Agreement”), comprising term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, the Company is party to the Dutch Security Agreement and has pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement). Prior to January 2025, the term loans comprised 2023 tranches as defined below (“2023 USD Term Loan”, “2023 EUR Term Loan” and “2023 Liquidity Term Loan”, collectively “2023 Tranches”) issued to fund working capital and the GfK Combination and 2021 tranches as defined below (“2021 USD Term Loan” and “2021 EUR Term Loan”, collectively “2021 Tranches”) issued in connection with the Advent Acquisition (collectively, “2023 and 2021 Term Loans”).
The Company also entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the M-Trix Acquisition. The Company settled the loan, including the accrued interest, during the third quarter of 2025. See Note 3. “Acquisitions” for further detail.

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
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. On July 24, 2025, as part of the IPO discussed in Note 1. “Organization”, the Company used approximately $533.4 million of the net proceeds from the IPO to repay all outstanding principal amounts under the Revolver.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. Additionally, the Company used approximately $387.4 million of the net proceeds from the IPO to repay in full the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD) and to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD and accrued interest on the USD Term Loan of $5.7 million.

In connection with both the July 11, 2025 and August 12, 2025 amendments, the Company recognized a combined loss of $24.7 million, which included $16.1 million for the write-off of unamortized discount and $8.6 million for the write-off of unamortized debt issuance costs, along with the expense of $1.3 million in third-party legal fees. The amounts associated with the write-off were included in nonoperating expense, net.
The following table sets forth the Company’s outstanding indebtedness as of September 30, 2025:

(in millions)	September 30, 2025
USD Term Loan, less unamortized discount of $63.9	$2,194.8
EUR Term Loan, less unamortized discount of $29.7	1,302.3
Revolver	—
Other debt	33.3
Total debt	3,530.4
Finance leases	74.1
Other financing obligations	48.7
Total debt, finance leases and other financing obligations	3,653.2
Less: Unamortized debt issuance costs	(43.3)
Less: Short-term debt and current portion of long-term debt	(108.4)
Total long-term debt	$3,501.5
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the USD Term Loan to 250 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay accrued interest on the USD Term Loan of $5.7 million.
At September 30, 2025, the interest rate for the USD Term Loan was approximately 6.8%.
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the EUR Term Loan to 300 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD.
At September 30, 2025, the interest rate for the EUR Term Loan was approximately 4.9%.

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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 USD Term Loan from 625 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of $20.0 million within the 2023 USD Term Loan. In connection with these amendments, the Company recognized a loss of $19.6 million, which included $15.7 million for the write-off of unamortized discount and $3.9 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net.
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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 EUR Term Loan from 650 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of €123.5 million (equivalent to approximately $135.0 million USD) within the 2023 EUR Term Loan. In connection with these amendments, the Company recognized a loss of $6.7 million, which included $5.4 million for the write-off of unamortized discount and $1.3 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net.
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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 Liquidity Term Loan from 625 basis points to 475 basis points. In connection with this amendment, the Company recognized a loss of $9.5 million, which included $7.6 million for the write-off of unamortized discount and $1.9 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net.
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
At December 31, 2024, the interest rate for the 2021 CAD Term Loan was approximately 7.9%.
On August 12, 2025, the Credit Agreement was amended to use net proceeds from the IPO to repay in full the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD).
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. At September 30, 2025, the maximum borrowing capacity and available borrowing capacity under the Revolver was $750.0 million due to no outstanding borrowings as of the reported date. At December 31, 2024, the maximum borrowing capacity under the Revolver was $638.3 million with an available borrowing capacity under the Revolver of $274.3 million due to outstanding proceeds as of the reported date.
The commitment fee is 25 to 50 basis points dependent on certain ratio levels. Borrowings are subject to an interest rate spread of 325 to 375 basis points dependent on certain ratio levels. On August 31, 2022, the Credit Agreement was amended to replace LIBOR with term SOFR for borrowings denominated in U.S. dollars.
At December 31, 2024, the weighted-average interest rate for borrowings under the Revolver was approximately 8.1%.
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. On July 24, 2025, the Company used approximately $533.4 million of the net proceeds from the IPO to repay all outstanding principal amounts under the Revolver.

On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels.
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
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of September 30, 2025.
Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
2025	$13.3
2026	47.1
2027	23.0
2028	23.0
2029	23.0
Thereafter	3,494.6
Total payments on debt	3,624.0
Unamortized debt discounts	(93.6)
Total debt	$3,530.4
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans and Revolver of $13.5 million and $16.0 million for the three and nine months ended September 30, 2025, respectively. The Company incurred costs of $6.0 million and $7.6 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs associated with the Company’s term loans totaled $43.3 million and $53.8 million, respectively, and were presented as a reduction of debt in the unaudited condensed consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $7.0 million and $9.1 million as of September 30, 2025 and December 31, 2024, respectively.
Other Financing Obligations
The Company has a program in which trade receivable are sold to third parties. The available capacity under the program is €270.0 million (equivalent to approximately $316.9 million USD as of September 30, 2025), with the underlying transactions accounted for as true sales, without recourse. As of September 30, 2025 and December 31, 2024, $166.6 million and $146.6 million, respectively, of previously sold receivables remained outstanding. The Company recorded costs associated with the factoring program in nonoperating expense, net, primarily representing administrative and financing costs which totaled $2.8 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively, and $8.5 million and $11.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded a liability for its financing obligation under the program of $48.7 million and $47.0 million as of September 30, 2025 and December 31, 2024. The proceeds from the sales are reported as operating activities in the unaudited condensed consolidated statements of cash flows and totaled $1,045.1 million and $1,023.1 million for the nine months ended September 30, 2025 and 2024, respectively.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. At September 30, 2025 and December 31, 2024, equity method investments were $66.9 million and $58.1 million, respectively, and are included in other noncurrent assets in the unaudited condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, there were trade receivables of $16.5 million and $11.8 million, respectively, and trade payables of $2.4 million and $4.5 million, respectively, related to transactions with the Company’s largest equity method investment.
Equity securities without a readily determinable fair value are recorded at cost less any impairment. At September 30, 2025 and December 31, 2024, the Company held $45.2 million and $44.8 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
The Company assessed the investments for indicators of impairment and concluded no such indicators exist.
Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,590.7	$3,594.0	$3,786.7	$3,798.6
(1) The carrying value of the term loans is presented on a gross basis and excludes unamortized debt discounts.
(2) The reported carrying values of other debt instruments approximate their fair values.
Derivative Instruments
The Company is exposed to cash flow interest rate risk on floating-rate debt under its Credit Agreement and periodically uses interest rate swaps, interest rate caps and interest rate collars to hedge this exposure. The Company is also exposed to fluctuations in foreign currency under its Credit Agreement as certain debt obligations are denominated in a currency other than an entity’s functional currency. The Company uses cross-currency swaps as a hedge of both the foreign currency and interest rate exposures. The interest rate derivative instruments and cross-currency swaps have expiration dates through February 2026 and July 2028, respectively, and are designated as hedges for accounting purposes.
The Company also uses cross-currency swaps to hedge foreign currency risk of its net investments in certain foreign subsidiaries. These cross-currency swaps have expiration dates through February 2026 and are designated as net investment hedges for accounting purposes.
The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings. For the three and nine months ended September 30, 2024, the Company recognized a loss of $10.6 million and a gain of $5.6 million, respectively, in foreign currency exchange (loss) gain, net on the Company’s foreign exchange contracts. In December 2024, the Company settled its outstanding foreign exchange contracts prior to the expiration of their contractual maturities. In April 2025, the Company entered into new foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which are not fully designated as hedges for accounting purposes. For the euro currency hedges, the Company recognized a gain of $3.3 million and a loss of $1.4 million in foreign currency exchange (loss) gain, net for the three and nine months ended September 30, 2025, respectively. The foreign exchange forward contracts have expiration dates through November 2026.
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
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $0.5 million and $9.0 million into earnings for the three months ended September 30, 2025 and 2024, respectively, and gains of $10.2 million and $26.0 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table sets forth the fair value amounts of derivatives presented in the unaudited condensed consolidated financial statements:

	September 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$—	$5.6	$0.3	$9.3
Cross-currency swaps	7.0	87.5	7.1	5.5
Foreign exchange forward contracts	0.6	1.0	—	—
	$7.6	$94.1	$7.4	$14.8

Derivatives designated as net investment hedges
Cross-currency swaps	$3.0	$9.6	$3.8	$5.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	0.6	1.8	—	—

Total derivatives	$11.2	$105.5	$11.2	$20.7

As reported in the Unaudited Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$11.1	$—	$11.1	$—
Other noncurrent assets	0.1	—	0.1	—
Other current liabilities	—	32.5	—	6.6
Other noncurrent liabilities	—	73.0	—	14.1
	$11.2	$105.5	$11.2	$20.7
The fair value of derivative instruments is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. While all of the Company's derivative instruments are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the unaudited condensed consolidated financial statements.

The following tables present the gains (losses) on the Company’s interest rate contracts, cross-currency swaps and foreign exchange forward contracts:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Three Months Ended September 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$(6.5)	$0.2	$(1.3)	$(5.0)
Cross-currency swaps	(10.7)	4.8	1.7	(7.6)
Foreign exchange forward contracts	(0.7)	—	(0.2)	(0.5)

Designated as net investment hedges:
Cross-currency swaps	$(2.5)	$(5.4)	$—	$(7.9)

Three Months Ended September 30, 2024:
Designated as cash flow hedges:
Interest rate contracts	$26.3	$(10.2)	$10.8	$5.3
Cross-currency swaps	(0.3)	(27.1)	(21.3)	(6.1)

Designated as net investment hedges:
Cross-currency swaps	$4.1	$(5.2)	$—	$(1.1)

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Nine Months Ended September 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.4	$6.2	$(5.0)
Cross-currency swaps	(3.9)	(70.0)	(66.3)	(7.6)
Foreign exchange forward contracts	—	(0.6)	(0.1)	(0.5)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$(6.0)	$—	$(7.9)

Nine Months Ended September 30, 2024:
Designated as cash flow hedges:
Interest rate contracts	$26.7	$10.5	$31.9	$5.3
Cross-currency swaps	(2.3)	(10.5)	(6.7)	(6.1)

Designated as net investment hedges:
Cross-currency swaps	$—	$(1.1)	$—	$(1.1)

Warrant
Prior to the Reorganization, the Company’s Warrant was held by AI PAVE, an entity that was not previously consolidated in Dutch Holdings’ financial statements. As part of the Reorganization, NIQ Global Intelligence plc retrospectively recast its historical financial statements to present the consolidated results of Dutch Holdings and the AI PAVE Entities on a combined consolidated basis with those of NIQ Global Intelligence plc. See Note 2. “Summary of Significant Accounting Policies” for further detail.
At initial recognition, the Warrant was recorded at fair value and classified as a liability due to a contingent repurchase feature triggered by a change of control event, including an IPO. The liability was remeasured at each reporting date using the Black-Scholes valuation model, with changes in the fair value recorded as a component of nonoperating expense, net. The valuation incorporated unobservable inputs, qualifying the Warrant as a Level 3 instrument under the fair value hierarchy.
Upon the IPO, the Warrant converted to represent the right to subscribe for up to 17,725,122 ordinary shares of NIQ Global Intelligence plc at an exercise price of $16.93 per share, and the contingent repurchase obligation ceased pursuant to the terms of the Warrant. Consequently, the Warrant was reclassified from a liability to permanent equity on the condensed consolidated balance sheets at a fair value of $231.1 million. As the Warrant is no longer subject to remeasurement, future changes in fair value will not be recognized.
The following table presents a reconciliation of the liability-classified Warrant prior to reclassification to equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$226.0	$163.5	$191.4	$116.2
Change in fair value	5.1	18.3	39.7	65.6
Reclassification to equity	(231.1)	—	(231.1)	—
Balance at end of period	$—	$181.8	$—	$181.8
The level 3 fair value inputs used in the valuation of the liability-classified Warrant were as follows:

	July 24, 2025 (date of IPO)	December 31, 2024
Volatility	32.4%	31.5%
Risk-free rate	4.7%	4.8%
Discount for lack of marketability	—%	7.5%
Term (in years)	15.6	16.2
10. EARNINGS PER SHARE
Basic loss per share is computed by dividing the loss from continuing operations attributable to NIQ by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by giving effect to all potential weighted-average dilutive ordinary stock equivalents, which consist of the Company’s Warrant, Restricted Stock Units (“RSUs”) and phantom awards (“the Phantom Awards”), using the treasury stock method. For the three and nine months ended September 30, 2025 and 2024, the Company had no potentially dilutive shares, as the inclusion of such instruments would have been antidilutive (i.e., would have increased income per share or decreased loss per share). Accordingly, they are excluded from the diluted earnings per share calculation.
Prior to the Reorganization, NIQ Global Intelligence plc had 100 ordinary shares outstanding. Following the Reorganization (and prior to the IPO), NIQ Global Intelligence plc had 245,000,000 ordinary shares outstanding, resulting in an effective share split of 1:2,450,000. For purposes of calculating loss per share, the effective share split has been applied retrospectively as though the Reorganization had occurred at the beginning of the earliest period presented, reflecting the common control relationship among the entities involved.

The following table sets forth the computation of basic and diluted loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(196.9)	$(217.1)	$(315.6)	$(634.8)
Less: Net income attributable to noncontrolling interests	1.7	0.9	5.5	2.8
Loss from continuing operations attributable to NIQ	(198.6)	(218.0)	(321.1)	(637.6)

Income from discontinued operations	—	3.3	—	12.5
Net loss attributable to NIQ	$(198.6)	$(214.7)	$(321.1)	$(625.1)

Denominator:
Weighted average basic and diluted NIQ ordinary shares outstanding	281,956,522	245,000,000	257,454,212	245,000,000

Basic and diluted loss per share from:
Loss attributable to NIQ	$(0.70)	$(0.89)	$(1.25)	$(2.60)
Income from discontinued operations	—	0.01	—	0.05
Net loss attributable to NIQ	$(0.70)	$(0.88)	$(1.25)	$(2.55)

Antidilutive securities excluded from the calculation of diluted earnings per share
Warrant	1,364,125	3,853,207	3,106,636	3,867,322
RSUs	255,662	—	132,822	—
Phantom Awards	647,794	—	226,830	—
Total excluded antidilutive securities	2,267,581	3,853,207	3,466,288	3,867,322
11. INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was (21)% and (10)%, respectively. The change in the Company’s effective tax rate for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by a reduction in the pre-tax book loss and changes in jurisdictional earnings.
For the nine months ended September 30, 2025 and 2024, the effective tax rate was (35)% and (15)%, respectively. The change in NIQ’s effective tax rate for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by a reduction in the pre-tax book loss and changes in jurisdictional earnings.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The OBBBA includes changes to U.S. federal tax law, including expanded bonus depreciation for qualified production property, introduction of new limitations on interest deductibility and modifications to international tax provisions, including global intangible low-tax income and base erosion and anti-abuse regimes. The Company has evaluated the impact of the OBBBA on its unaudited condensed consolidated financial statements and determined there is no material impact.

12. RESTRUCTURING ACTIVITIES
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2024	$14.1	$64.6	$78.7
Charges	1.1	3.5	4.6
Other adjustments	0.8	—	0.8
Payments	(9.2)	(9.5)	(18.7)
Balance as of March 31, 2025	$6.8	$58.6	$65.4
Charges	2.7	(2.3)	0.4
Other adjustments	4.1	—	4.1
Payments	(5.6)	(11.1)	(16.7)
Balance as of June 30, 2025	$8.0	$45.2	$53.2
Charges	3.9	0.1	3.9
Other adjustments	(0.3)	—	(0.3)
Payments	(7.0)	(8.3)	(15.3)
Balance as of September 30, 2025	$4.6	$37.0	$41.5
(1) As part of the Company’s Transformation Program, the Cost Efficiency Program centers on insourced activity from, and restructured expenses with, third party providers, technology and operational process redesign, labor arbitrage and rationalization and reduction in non-client-impacting expense.
(2) GfK Integration reflects actions to drive permanent cost savings and operational efficiencies in connection with the GfK Combination.
13. PENSION AND OTHER POST-RETIREMENT BENEFITS
The following table presents the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$2.7	$2.5	$7.9	$7.6
Interest cost	6.8	5.1	19.0	14.4
Expected return on plan assets	(7.8)	(5.5)	(21.9)	(15.6)
Amortization of net gain	(0.2)	(0.1)	(0.5)	(0.3)
Net periodic pension cost	$1.5	$2.0	$4.5	$6.1
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $1.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively, were presented as a component of nonoperating expense, net.
14. SHARE-BASED COMPENSATION

During the third quarter of 2025, the Company recognized a cumulative catch-up of share-based compensation expense primarily driven by the completion of its IPO and the satisfaction of certain conditions associated with RSUs and the Phantom Awards agreements. This adjustment reflects the recognition of previously unrecognized share-based compensation expense related to awards that became probable of vesting upon meeting the specified criteria.
The Company incurred total share-based compensation expense of $50.5 million and $1.3 million during the three months ended September 30, 2025 and 2024, respectively, and $53.3 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in selling, general and administrative expenses for such periods.
Of the shared-based compensation recognized during the three and nine months ended September 30, 2025, approximately $42.2 million represents the cumulative catch-up adjustment, inclusive of approximately $18.1 million affiliated with the Phantom Awards. The Phantom Awards may be settled in cash or shares of the Company’s common stock beginning on the second anniversary of the IPO and thereafter as such awards vest in accordance with their terms. The Company remeasures the associated liability of the Phantom Awards at fair value at each reporting period until settlement and periodically reassesses the classification of the awards based on changes in facts and circumstances.

15. REPORTABLE SEGMENTS
The Company operates through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa and (3) APAC, which includes Asia and the western Pacific region. Each segment provides similar services through the Company’s Intelligence and Activation offerings but to different geographic regions across the world.
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer of the Company. The CODM evaluates performance based on revenues and the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis. The CODM uses Adjusted EBITDA as the profit measure because it eliminates the impact of certain items that are not considered indicative of the core operations of the Company’s business, which is useful to compare operating results between periods. The Company’s executive management team also uses Adjusted EBITDA as a compensation measure under the incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to NIQ. The CODM does not evaluate performance or allocate resources based on segment asset data and therefore total segment assets are not presented.
The Company incurs corporate costs related to centralized support functions, including those related to technology, treasury, tax, legal and other centralized functions. Corporate expenses not directly identifiable with a reportable segment are reported below to reconcile the reportable segments to the unaudited condensed consolidated financial statements.
The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	Three Months Ended September 30,
	2025			2024
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$403.3	$473.8	$175.5	$383.1	$427.3	$171.7
Less:
Data acquisition costs	92.7	77.3	30.7	86.4	76.0	26.9
Other segment costs(1)	194.8	249.0	114.7	187.9	240.9	109.1
Segment Adjusted EBITDA	$115.8	$147.5	$30.1	$108.8	$110.4	$35.7

	Nine Months Ended September 30,
	2025			2024
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$1,181.6	$1,358.9	$518.8	$1,136.8	$1,283.2	$509.8
Less:
Data acquisition costs	264.9	228.0	90.0	263.0	232.5	84.0
Other segment costs(1)	574.6	729.8	329.8	570.5	725.2	315.2
Segment Adjusted EBITDA	$342.1	$401.1	$99.0	$303.3	$325.5	$110.6
(1) Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.

The following table reconciles Adjusted EBITDA by segment to loss from continuing operations before income taxes, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA by segment
Americas	$115.8	$108.8	$342.1	$303.3
EMEA	147.5	110.4	401.1	325.5
APAC	30.1	35.7	99.0	110.6
Total segment Adjusted EBITDA	293.4	254.9	842.2	739.4
Adjustments to reconcile to loss from continuing operations before income taxes:
Corporate expenses not allocated to segments	(69.7)	(75.8)	(214.9)	(221.0)
Depreciation and amortization	(166.9)	(154.4)	(469.2)	(447.6)
Interest expense, net	(78.2)	(101.4)	(256.9)	(315.3)
Transformation program costs(1)	(19.3)	(9.0)	(37.4)	(36.6)
GfK integration costs(2)	(12.4)	(21.1)	(29.0)	(57.1)
Acquisitions and transaction related costs(3)	(8.0)	(6.0)	(16.3)	(11.7)
Foreign currency exchange (loss) gain, net	(18.9)	11.2	70.5	(2.9)
Nonoperating items, net(4)	(33.1)	(94.6)	(77.9)	(172.9)
Share-based compensation expense	(50.5)	(1.3)	(53.3)	(3.2)
Impairment of long-lived assets	—	(1.1)	(1.1)	(28.4)
Net income attributable to noncontrolling interests	1.7	0.9	5.5	2.8
Other operating items, net(5)	(0.8)	0.3	3.5	0.1
Loss from continuing operations before income taxes	$(162.7)	$(197.4)	$(234.3)	$(554.4)
(1) Transformation program costs include employee separation costs as further discussed in Note 12. “Restructuring Activities”, as well as additional costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations.
(2) GfK integration costs include employee separation costs as further discussed in Note 12. “Restructuring Activities”, as well as additional costs for consulting fees and integration associated with the GfK Combination.
(3) Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(4) Consists of adjustments related to: (i) net periodic pension costs other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) deconsolidation of subsidiaries, (v) settlement of tax indemnification, (vi) other nonoperating expenses, and (vii) remeasurement of warrant to fair value. See Note 16. “Nonoperating expense, net” for further information on these adjustments.
(5) Consists primarily of adjustments related to gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations.
The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	September 30, 2025	December 31, 2024
Germany	26%	26%
United States	27%	23%
Tangible long-lived assets in Ireland, the Company’s country of domicile, represented less than 1% of total tangible long-lived assets as of September 30, 2025 and December 31, 2024.

16. NONOPERATING EXPENSE, NET
The following table sets forth the components of nonoperating expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Deconsolidation of subsidiaries	$—	$(34.9)	$5.2	$(57.8)
Remeasurement of warrant to fair value (Note 9)	(5.1)	(18.3)	(39.7)	(65.6)
Write-off of unamortized debt discount and debt issuance costs (Note 8)	(24.7)	(35.8)	(35.0)	(35.8)
Factoring fees	(2.8)	(3.6)	(8.5)	(11.5)
Net periodic pension benefit, other than service cost	1.2	0.5	3.4	1.5
Earnings from equity method investments	0.6	0.8	2.8	3.9
Income from transition services agreement	1.6	2.5	6.8	8.1
Settlement of tax indemnification	(1.0)	—	(5.4)	—
Other	(0.7)	(2.5)	2.1	(3.7)
Nonoperating expense, net	$(30.9)	$(91.3)	$(68.3)	$(160.9)
17. COMMITMENTS AND CONTINGENCIES
From time to time, the Company is subject to litigation and other claims in the ordinary course of business. As of September 30, 2025, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters. Further, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on the business, financial position, cash flows or results of operations.
18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table sets forth the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(16.0)	$(18.6)	$(3.1)	$(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	(8.3)	—	—	(8.3)
Net investment hedges	6.0	—	—	6.0
Cash flow hedges, net of tax of $—	—	—	(8.9)	(8.9)
Balance as of March 31, 2025	(18.3)	(18.6)	(12.0)	(48.9)
Foreign currency adjustments:
Foreign currency translation adjustments	29.7	—	—	29.7
Net investment hedges	(6.6)	—	—	(6.6)
Defined benefit plan adjustments, net of tax of $0.2	—	(0.5)	—	(0.5)
Cash flow hedges, net of tax of $—	—	—	(5.9)	(5.9)
Balance as of June 30, 2025	4.8	(19.1)	(17.9)	(32.2)
Foreign currency adjustments:
Foreign currency translation adjustments	(9.6)	—	—	(9.6)
Net investment hedges	(5.4)	—	—	(5.4)
Defined benefit plan adjustments, net of tax of $0.1	—	(0.3)	—	(0.3)
Cash flow hedges, net of tax of $—	—	—	4.8	4.8
Balance as of September 30, 2025	$(10.2)	$(19.4)	$(13.1)	$(42.7)

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$81.2	$(24.9)	$24.4	$80.7
Foreign currency adjustments:
Foreign currency translation adjustments	(83.5)	—	—	(83.5)
Net investment hedges	7.4	—	—	7.4
Defined benefit plan adjustments, net of tax of $—	—	0.5	—	0.5
Cash flow hedges, net of tax of $—	—	—	8.4	8.4
Balance as of March 31, 2024	5.1	(24.4)	32.8	13.5
Foreign currency adjustments:
Foreign currency translation adjustments	(8.8)	—	—	(8.8)
Net investment hedges	(3.3)	—	—	(3.3)
Cash flow hedges, net of tax of $—	—	—	(6.8)	(6.8)
Balance as of June 30, 2024	(7.0)	(24.4)	26.0	(5.4)
Foreign currency adjustments:
Foreign currency translation adjustments	48.2	—	—	48.2
Net investment hedges	(5.2)	—	—	(5.2)
Defined benefit plan adjustments, net of tax of $—	—	(0.5)	—	(0.5)
Cash flow hedges, net of tax of $—	—	—	(26.8)	(26.8)
Balance as of September 30, 2024	$36.0	$(24.9)	$(0.8)	$10.3

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
Company Overview
We are a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. We manage a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence and highly sophisticated software applications and analytics solutions. Our unified, AI-powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata, and provides a global, omnichannel view of consumer shopping behavior – The Full ViewTM. Leveraging our strong NIQ brand, long-term client relationships, global scale, proprietary technology and extensive data and insights, we are positioned as a global leader in measuring, analyzing, and predicting consumer behavior in the fast moving consumer goods, technology and durables and other verticals in which we operate. We believe our solutions, mission-critical insights, analytics and software applications are deeply embedded across our clients’ enterprise supporting their strategic and operational decisions, enabling them to measure performance, maintain and strengthen their market positions and drive innovation and profitable growth.
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% and 82% of our revenue for the three and nine months ended September 30, 2025, respectively. Our Intelligence subscription revenue for the nine months ended September 30, 2025 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.
Recent Developments
Reorganization
On July 22, 2025, the Reorganization was completed, whereby NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including Dutch Holdings. All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
The “Company,” “NIQ,” “we,” “us,” and “our” means, prior to the Reorganization, Dutch Holdings and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries. See Note 1. “Organization” in the notes to the unaudited condensed consolidated financial statements for additional information.
Initial Public Offering
On July 24, 2025, we completed our IPO, in which we issued and sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. We received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 1. “Organization” and Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.

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
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
Gastrograph Acquisition
On April 21, 2025, we completed the Gastrograph Acquisition for cash consideration of $12.5 million, subject to certain working capital adjustments. We accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. We believe the Gastrograph Acquisition further strengthens our AI capabilities and competitive differentiation to provide consumer packaged goods companies with The Full ViewTM.
Acquisition of M-Trix
On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.6 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $27.1 million USD) was paid upon the closing.
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
In connection with the acquisition of M-Trix, we entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby we received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the transaction. The BRL Loan is subject to interest at the CDI rate plus a spread of 280 basis points. We settled the BRL Loan, including the accrued interest, during the third quarter of 2025.
We believe the acquisition will expand our presence in Latin America and allow for enhancements to our existing offerings. The acquisition was accounted for as a business combination using the acquisition method. See Note 3. “Acquisitions” in the notes to the unaudited condensed consolidated financial statements for additional information.
Financial Highlights
This summary unaudited condensed consolidated financial data (as reported) provides highlights from the results of operations that follows.

			Revenue as a percentage of total
	Three Months Ended September 30,		%	%
(in millions)	2025	2024	2025	2024
Revenue by segment:
Americas revenue	$403.3	$383.1	38.3%	39.0%
EMEA revenue	473.8	427.3	45.0%	43.5%
APAC revenue	175.5	171.7	16.7%	17.5%
Total Revenue	$1,052.6	$982.1
Revenue by product groupings:
Intelligence revenue	$855.3	$794.3	81.3%	80.9%
Activation revenue	197.3	187.8	18.7%	19.1%
Total Revenue	$1,052.6	$982.1

			Revenue as a percentage of total
	Nine Months Ended September 30,		%	%
(in millions)	2025	2024	2025	2024
Revenue by segment:
Americas revenue	$1,181.6	$1,136.8	38.6%	38.8%
EMEA revenue	1,358.9	1,283.2	44.4%	43.8%
APAC revenue	518.8	509.8	17.0%	17.4%
Total Revenue	$3,059.3	$2,929.8
Revenue by product groupings:
Intelligence revenue	$2,495.3	$2,374.7	81.6%	81.1%
Activation revenue	564.0	555.1	18.4%	18.9%
Total Revenue	$3,059.3	$2,929.8
Factors Affecting Results of Operations
The following factors, among others described herein, have been important to our business, and we expect them to continue to impact our results of operations and financial condition in future periods:

•Deconsolidation of Russian Entities. We have undertaken measures designed to limit the provision of services or support to Russian subsidiaries and the receiving or sending of any financial or other information to or from our Russian subsidiaries. Also, we have taken measures to stop the collection or sending of funds to or from Russia. While we continue to hold shares in our operational Russian subsidiaries, these entities are locally managed and act autonomously and are overseen solely by management within Russia without day-to-day or other supervision by us. We also do not have any non-Russian directors at the Russian subsidiaries level and have ceased to exert any control over such operations or receive any financial or other benefit therefrom.
•Sale of Netquest. On December 17, 2024, we entered into an agreement to sell our ownership interest in Netquest, a provider of panels primarily located in Europe acquired through the GfK Combination. On February 3, 2025, we completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The proceeds were primarily used to repay outstanding borrowings on the Revolver. See Note 4. “Discontinued Operations and Disposals” in the notes to the unaudited condensed consolidated financial statements for additional information.
•Debt Refinancing. On January 24, 2025, the Credit Agreement was amended to reduce the interest rate spreads on the USD Term Loan and EUR Term Loan to 350 basis points. We expect that this repricing will generate approximately $62.0 million of annual interest expense savings. Additionally, on July 11, 2025, the Credit Agreement was further amended to reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points. Subsequently, on August 12, 2025, the Credit Agreement was amended to (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points, and (c) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points. We expect that these combined amendments will generate approximately $100.0 million of annual interest expense savings.
•Gastrograph Acquisition. On April 21, 2025, we completed the Gastrograph Acquisition for cash consideration of $12.5 million, subject to certain working capital adjustments. We accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in Gastrograph’s developed technology, which includes applications, models and the underlying database. We believe the Gastrograph Acquisition further strengthens NIQ’s AI capabilities and competitive differentiation to provide consumer packaged goods companies with The Full ViewTM.
•Acquisition of M-Trix. On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.6 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $27.1 million USD) was paid upon the closing.
•Initial Public Offering. During the third quarter of 2025, we recognized a cumulative catch-up expense of approximately $42.2 million for share-based compensation, inclusive of approximately $18.1 million affiliated with Phantom Awards which are cash-settled awards that were granted by Advent to certain NIQ employees upon the Advent Acquisition. This was primarily driven by the completion of the Company’s IPO and the satisfaction of certain conditions associated with RSUs and Phantom Awards agreements.

Outside of the factors described above, the Factors Affecting Results of Operations have remained materially unchanged from those events disclosed as of June 30, 2025 in the unaudited condensed consolidated financial statements.

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
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value, and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the nine months ended September 30, 2025 and September 30, 2024 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our clients.
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

	Nine Months Ended September 30,
(in millions)	2025	2024
Intelligence Subscription Revenue	$2,798	$2,646
Intelligence Subscription Revenue Growth (%)	6.6%	6.7%
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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
	2025	2024
GDR for Intelligence Subscription Revenue	99%	99%

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

Cost of revenues (excluding depreciation and amortization)
Cost of revenues primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 5. “Revenue” of our unaudited condensed consolidated financial statements.)
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

Foreign currency exchange (loss) gain, net
Foreign currency exchange (loss) gain, net primarily relates to debt obligations denominated in a currency other than an entity’s functional currency as well as the impact of foreign exchange hedges.
Nonoperating expense, net
Nonoperating expense, net primarily includes costs associated with remeasurement of warrant to fair value prior to equity reclassification, gain or loss on deconsolidation of our Russian subsidiaries, write-off of unamortized debt discount and debt issuance costs, our factoring program, components of net periodic pension benefit other than service cost, income from transition services agreement and settlement of tax indemnification.
Income tax expense from continuing operations
Income tax expense includes U.S. federal, U.S. state and non-U.S. income tax and withholding tax expense. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the unaudited condensed consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.
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
Discontinued operations
Discontinued operations include the operating results from the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture. See Note 4. “Discontinued Operations and Disposals” in the notes to unaudited condensed consolidated financial statements for additional information.

Results of Operations
For the three months ended September 30, 2025 and 2024, our results of operations were as follows:

			Change
	Three Months Ended September 30,		2025 vs. 2024
(in millions)	2025	2024	$	%
Revenues	$1,052.6	$982.1	$70.5	7.2%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	466.9	439.4	27.5	6.3%
Selling, general and administrative expenses	454.9	396.1	58.8	14.8%
Depreciation and amortization	166.9	154.4	12.5	8.1%
Impairment of long-lived assets	—	1.1	(1.1)	(100.0)%
Restructuring, net	3.9	13.6	(9.7)	(71.3)%
Other operating income, net	(5.3)	(6.6)	1.3	(19.7)%
Total operating expenses	1,087.3	998.0	89.3	8.9%
Operating loss	(34.7)	(15.9)	(18.8)	118.2%
Interest expense, net	(78.2)	(101.4)	23.2	(22.9)%
Foreign currency exchange (loss) gain, net	(18.9)	11.2	(30.1)	n/m
Nonoperating expense, net	(30.9)	(91.3)	60.4	(66.2)%
Loss from continuing operations before income taxes	(162.7)	(197.4)	34.7	(17.6)%
Income tax expense from continuing operations	(34.2)	(19.7)	(14.5)	73.6%
Loss from continuing operations	(196.9)	(217.1)	20.2	(9.3)%
Discontinued operations (Note 4):
Income from discontinued operations before income taxes	—	3.3	(3.3)	(100.0)%
Income tax expense from discontinued operations	—	—	—	—%
Income from discontinued operations	—	3.3	(3.3)	(100.0)%
Net loss	(196.9)	(213.8)	16.9	(7.9)%
Less: Net income attributable to noncontrolling interests	1.7	0.9	0.8	88.9%
Net loss attributable to NIQ	$(198.6)	$(214.7)	$16.1	(7.5)%
Revenues
Revenues increased $70.5 million, or 7.2%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Americas revenue increased by $20.2 million for the three months ended September 30, 2025 driven by higher incremental Intelligence revenue of $15.4 million, representing an increase of 5.1% due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, and by an increase in incremental Activation revenue of $4.8 million, representing an increase of 6.0% driven by higher project demand and volumes. EMEA revenue increased by $46.5 million for the three months ended September 30, 2025 driven by higher incremental Intelligence revenue of $42.1 million representing an increase of 11.5% driven by strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, slightly offset by the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) and the deconsolidation of our Russia subsidiaries. EMEA incremental Activation revenue increased $4.4 million representing an increase of 7.0% driven by higher project volume. In addition, APAC revenue increased by $3.8 million for the three months ended September 30, 2025 driven by higher incremental Intelligence revenue of $3.8 million, representing an increase of 3.0%, driven by stronger demand for services. Additionally, favorable currency exchange rates contributed 2.3% to total revenue growth.

Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $27.5 million, or 6.3%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was due primarily to inflationary costs and increased personnel costs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $58.8 million, or 14.8%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Selling, general and administrative expenses increased driven by the incremental share-based compensation expense as a result of the completion of the Company’s IPO and the satisfaction of certain conditions associated with RSUs and Phantom Awards agreements.

Depreciation and amortization
Depreciation and amortization increased $12.5 million, or 8.1%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. $11.5 million of the increase relates to the increase in amortization for internally developed software and other intangibles for the same periods.

Impairment of long-lived assets
Impairment of long-lived assets decreased $1.1 million, or 100.0%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease is driven by the impairment of long-term assets associated with the deconsolidation of our Russian subsidiaries during the three months ended September 30, 2024.

Restructuring, net
Restructuring, net decreased $9.7 million, or 71.3%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease in restructuring charges was driven by $9.7 million of lower severance costs associated with GfK Integration. See Note 12. “Restructuring Activities” in the notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net decreased $1.3 million, or 19.7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease is primarily attributable to a decrease in charges to equity method investments.

Interest expense, net
Interest expense, net decreased $23.2 million, or 22.9%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by the 2025 debt refinancings. As a result of the refinancing, there was a decrease of $21.8 million in interest expense related to these loans for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. See Note 8. “Debt” in the notes to unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange (loss) gain, net
Foreign currency exchange (loss) gain, net decreased by $30.1 million to a net loss of $18.9 million for the three months ended September 30, 2025. The decrease was primarily driven by higher foreign currency losses related to the depreciation of the Euro against the US Dollar.
Nonoperating expense, net
Nonoperating expense, net decreased $60.4 million, or 66.2%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This was driven by lower write-offs of payables (related to the deconsolidation of our Russian subsidiaries during the three months ended September 30, 2024), a decrease in the remeasurement of warrant to fair value and write-off of debt discount and unamortized debt issuance costs between years.

Income tax expense from continuing operations
Income tax expense from continuing operations increased $14.5 million, a change of 73.6% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, the effective tax rate was 21% and 10%, respectively. The increase in our effective tax rate for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 was primarily driven by an increase in the pre-tax book income and changes in jurisdictional earnings.

Income from discontinued operations before income taxes
We had no income from discontinued operations for the three months ended September 30, 2025, compared to income of $3.3 million for the three months ended September 30, 2024. The decrease relates to the GfK European Consumer Panel Business that was divested during the three months ended September 30, 2024. See Note 4. “Discontinued Operations and Disposals” in the notes to unaudited condensed consolidated financial statements for additional information.
For the nine months ended September 30, 2025 and 2024, our results of operations were as follows:

			Change
	Nine Months Ended September 30,		2025 vs. 2024
(in millions)	2025	2024	$	%
Revenues	$3,059.3	$2,929.8	$129.5	4.4%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	1,346.9	1,318.3	28.6	2.2%
Selling, general and administrative expenses	1,229.7	1,197.5	32.2	2.7%
Depreciation and amortization	469.2	447.6	21.6	4.8%
Impairment of long-lived assets	1.1	28.4	(27.3)	(96.1)%
Restructuring, net	8.9	34.0	(25.1)	(73.8)%
Other operating income, net	(16.9)	(20.7)	3.8	(18.4)%
Total operating expenses	3,038.9	3,005.1	33.8	1.1%
Operating income (loss)	20.4	(75.3)	95.7	(127.1)%
Interest expense, net	(256.9)	(315.3)	58.4	(18.5)%
Foreign currency exchange gain (loss), net	70.5	(2.9)	73.4	n/m
Nonoperating expense, net	(68.3)	(160.9)	92.6	(57.6)%
Loss from continuing operations before income taxes	(234.3)	(554.4)	320.1	(57.7)%
Income tax expense from continuing operations	(81.3)	(80.4)	(0.9)	1.1%
Loss from continuing operations	(315.6)	(634.8)	319.2	(50.3)%
Discontinued operations (Note 4):
Income from discontinued operations before income taxes	—	12.5	(12.5)	(100.0)%
Income tax expense from discontinued operations	—	—	—	—%
Income from discontinued operations	—	12.5	(12.5)	(100.0)%
Net loss	(315.6)	(622.3)	306.7	(49.3)%
Less: Net income attributable to noncontrolling interests	5.5	2.8	2.7	96.4%
Net loss attributable to NIQ	$(321.1)	$(625.1)	$304.0	(48.6)%
Revenues
Revenues increased $129.5 million, or 4.4%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Americas revenue increased by $44.8 million for the nine months ended September 30, 2025 driven by higher incremental Intelligence revenue of $38.8 million, representing an increase of 4.3% due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, and by an increase in incremental Activation revenue of $6.0 million, representing an increase of 2.5% driven by higher project demand and volumes. EMEA revenue increased by $75.7 million for the nine months ended September 30, 2025 driven by higher incremental Intelligence revenue of $74.0 million representing an increase of 6.7% driven by strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, slightly offset by the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) and the deconsolidation of our Russia subsidiaries. In addition, APAC revenue increased by $9.0 million for the nine months ended September 30, 2025 driven by higher incremental Intelligence revenue of $7.7 million, representing an increase of 2.0%, and higher incremental Activation revenue of $1.4 million representing an increase of 1.1% driven by stronger demand for services.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $28.6 million, or 2.2%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was due primarily to inflationary costs and increased personnel costs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $32.2 million, or 2.7%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Selling, general and administrative expenses increased driven by the incremental share-based compensation as a result of the completion of the Company’s IPO and the satisfaction of certain conditions associated with RSUs and Phantom Awards agreements.
Depreciation and amortization
Depreciation and amortization increased $21.6 million, or 4.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. $21.5 million of the increase relates to the increase in amortization for internally developed software and other intangibles for the same periods.
Impairment of long-lived assets
Impairment of long-lived assets decreased $27.3 million, or 96.1%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease is driven by the impairment of long-term assets associated with the deconsolidation of our Russian subsidiaries during the nine months ended September 30, 2024.
Restructuring, net
Restructuring, net decreased $25.1 million, or 73.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in restructuring charges was driven by $20.6 million of lower severance costs associated with GfK Integration, as well as an $4.6 million reduction in severance costs associated with our CEP. See Note 12. “Restructuring Activities” in the notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net decreased $3.8 million, or 18.4%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in charges to equity method investments.
Interest expense, net
Interest expense, net decreased $58.4 million, or 18.5%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by the 2025 debt refinancings. As a result of the refinancing, there was a decrease of $56.8 million in interest expense related to these loans. See Note 8. “Debt” in the notes to unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain (loss), net

Foreign currency exchange gain (loss), net increased by $73.4 million, to a net gain of $70.5 million, for the nine months ended September 30, 2025. The increase was primarily driven by higher foreign currency gains of $74.9 million related to debt obligations denominated in a currency other than the entity’s functional currency.
Nonoperating expense, net
Nonoperating income (expense), net decreased $92.6 million, or 57.6%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This was primarily driven by year over year changes of $63.0 million related to the deconsolidation of our Russian subsidiaries, $25.9 million related to the remeasurement of warrant to fair value prior to equity reclassification, and $3.0 million of factoring fees.
Income tax expense from continuing operations
Income tax expense from continuing operations increased $0.9 million, a change of 1.1% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the effective tax rate was 35% and 15%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was primarily driven by a reduction in the pre-tax book loss and changes in jurisdictional earnings.

Income from discontinued operations before income taxes
We had no income from discontinued operations for the nine months ended September 30, 2025, compared to income of $12.5 million for the nine months ended September 30, 2024. This income relates to the GfK European Consumer Panel Business that was divested in the required GfK European Consumer Panel Services Divestiture which resulted in a $12.4 million gain recognized in connection with completing the sale during the nine months ended September 30, 2024. See Note 4. “Discontinued Operations and Disposals” in the notes to unaudited condensed consolidated financial statements for additional information.

Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East and Africa
•    APAC, which includes Asia Pacific and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the three and nine months ended September 30, 2025 and 2024. We evaluate segment operating performance using segment revenues and segment Adjusted EBITDA. See Note 15. “Reportable Segments” in the notes to unaudited condensed consolidated financial statements for additional information.
Americas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$403.3	$383.1	$1,181.6	$1,136.8
Segment Adjusted EBITDA	115.8	108.8	342.1	303.3
Segment Adjusted EBITDA Margin %	28.7%	28.4%	29.0%	26.7%
Segment Revenues
Americas’ segment revenues increased by $20.2 million, or 5.3%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Segment Intelligence revenue increased by $15.4 million due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets. Activation revenue increased by $4.8 million driven by higher project demand and volumes.
Americas’ segment revenues increased by $44.8 million, or 3.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Segment Intelligence revenue increased by $38.8 million due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets. Activation revenue increased by $6.0 million driven by higher project demand and volumes.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas’ segment Adjusted EBITDA increased by $7.0 million, or 6.4% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Segment Adjusted EBITDA Margin increased by 0.3% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The change is primarily attributable to the increase in segment revenues for the three months ended September 30, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.
Americas’ segment Adjusted EBITDA increased by $38.8 million, or 12.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Segment Adjusted EBITDA Margin increased by 2.3% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The change is primarily attributable to an increase in segment revenues for the nine months ended September 30, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, remained flat for the period.
EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$473.8	$427.3	$1,358.9	$1,283.2
Segment Adjusted EBITDA	147.5	110.4	401.1	325.5
Segment Adjusted EBITDA Margin %	31.1%	25.8%	29.5%	25.4%

Segment Revenues
EMEA segment revenues increased by $46.5 million, or 10.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily driven by segment Intelligence revenue which increased $42.1 million due to strong renewals, expansion in core services, cross-selling new capabilities, penetrating adjacent, high-growth markets and favorable currency exchange rates.
EMEA segment revenues increased by $75.7 million, or 5.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by segment Intelligence revenue which increased $74.0 million due to strong renewals, expansion in core services, cross-selling new capabilities, penetrating adjacent, high-growth markets and favorable currency exchange rates.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $37.1 million, or 33.6%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Segment Adjusted EBITDA Margin increased by 5.3% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in segment revenues for the three months ended September 30, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.
EMEA segment Adjusted EBITDA increased by $75.6 million, or 23.2%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Segment Adjusted EBITDA Margin increased by 4.1% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in segment revenues for the nine months ended September 30, 2025. Segment costs, which primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, remained flat for the period.
APAC

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Segment Revenues	$175.5	$171.7	$518.8	$509.8
Segment Adjusted EBITDA	30.1	35.7	99.0	110.6
Segment Adjusted EBITDA Margin %	17.2%	20.8%	19.1%	21.7%
Segment Revenues
APAC segment revenues increased by $3.8 million, or 2.2%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, driven by higher incremental Intelligence revenue of $3.8 million, representing an increase of 3.0%, driven by expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets.
APAC segment revenues increased by $9.0 million, or 1.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by higher incremental Intelligence revenue of $7.7 million, representing an increase of 2.0%, and higher incremental Activation revenue of $1.4 million representing an increase of 1.1% driven driven by expansion in core services, cross-selling new capabilities, and penetrating adjacent and high-growth markets.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA decreased by $5.6 million, or 15.7% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Segment Adjusted EBITDA Margin decreased by 3.6% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily driven by an increase in segment costs for the three months ended September 30, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.
APAC segment Adjusted EBITDA decreased by $11.6 million, or 10.5%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Segment Adjusted EBITDA Margin decreased by 2.6% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily driven by an increase in segment costs for the nine months ended September 30, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net loss attributable to NIQ	$(198.6)	$(214.7)	$(321.1)	$(625.1)
Interest expense, net	78.2	101.4	256.9	315.3
Income tax expense from continuing operations	34.2	19.7	81.3	80.4
Depreciation and amortization	166.9	154.4	469.2	447.6
EBITDA	80.7	60.8	486.3	218.2
Transformation Program costs(1)	19.3	9.0	37.4	36.6
GfK integration costs(2)	12.4	21.1	29.0	57.1
Acquisitions and transaction related costs(3)	8.0	6.0	16.3	11.7
Impairment of long-lived assets(4)	—	1.1	1.1	28.4
Foreign currency exchange loss (gain) , net(5)	18.9	(11.2)	(70.5)	2.9
Gain from discontinued operations(6)	—	(3.3)	—	(12.5)
Nonoperating items, net(7)	33.1	94.6	77.9	172.9
Share–based compensation (8)	50.5	1.3	53.3	3.2
Other operating items, net(9)	0.8	(0.3)	(3.5)	(0.1)
Adjusted EBITDA	$223.7	$179.1	$627.3	$518.4
Net loss attributable to NIQ divided by Revenue	(18.9)%	(21.9)%	(10.5)%	(21.3)%
Adjusted EBITDA Margin %	21.3%	18.2%	20.5%	17.7%
Adjusted EBITDA increased $44.6 million, or 24.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase primarily reflects strong organic constant currency revenue growth and savings from our CEP. The impact of the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) had an unfavorable impact of $5.1 million. The favorable impact of foreign exchange on Adjusted EBITDA was $4.1 million. Adjusted EBITDA Margin increased 300 basis points for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to strong revenue growth.
Adjusted EBITDA increased $108.9 million, or 21.0%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase primarily reflects strong organic constant currency revenue growth and savings from our CEP. The impact of the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) had an unfavorable impact of $18.9 million. The unfavorable impact of foreign exchange on Adjusted EBITDA was $3.5 million. Adjusted EBITDA Margin increased 280 basis points for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to strong revenue growth.

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
(5)Foreign currency exchange loss (gain), net primarily reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(6)Loss from discontinued operations represents operations associated with the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 4. “Discontinued Operations and Disposals” in the notes to unaudited condensed consolidated financial statements for additional information).
(7)Nonoperating items, net consists of adjustments primarily related to net period pension (cost) benefit, other than service cost, remeasurement of warrant to fair value, write-off of unamortized debt discount and debt issuance costs, deconsolidation of Russian subsidiaries, settlement of tax indemnification, factoring fees, and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Nonoperating items, net	$33.1	$94.6	$77.9	$172.9
Net periodic pension benefit, other than service cost	(1.2)	(0.5)	(3.4)	(1.5)
Remeasurement of warrant to fair value	5.1	18.3	39.7	65.6
Write-off of unamortized debt discount and debt issuance costs	24.7	35.8	35.0	35.8
Deconsolidation of Russian subsidiaries	—	34.9	(5.2)	57.8
Settlement of tax indemnification	1.0	—	5.4	—
Factoring fees	2.8	3.6	8.5	11.5
Other	0.7	2.5	(2.1)	3.7
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the unaudited condensed consolidated statements of operations.

Free Cash Flow
Free Cash Flow is defined as net cash provided by operating activities less cash paid for capital expenditures. Management believes Free Cash Flow, in conjunction with Cash from Operations, can be useful to investors as an indicator of liquidity since capital expenditures are a necessary component of ongoing operations. Management believes that capital expenditures are essential to our innovation and maintenance of our operational capabilities. The following tables show Free Cash Flow for the periods presented, and the reconciliation to its most comparable U.S. GAAP measure, net cash used in operating activities, for the periods presented.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$110.0	$5.6
Cash paid for capital expenditures	(165.1)	(206.4)
Free Cash Flow	$(55.1)	$(200.8)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash paid for interest	$239.9	$316.9
Free Cash Flow increased by $145.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 due to improved profitability as evidenced by a higher Adjusted EBITDA, lower transformation costs, and lower cash paid for interest from post-IPO refinancing. See the “Condensed Consolidated Statements of Cash Flows” in the unaudited condensed consolidated financial statements for additional information.
Adjusted Net Loss and Adjusted Net Loss Per Share
Adjusted Net Loss is defined as Net Loss Attributable to NIQ excluding special items deemed not to be reflective of ongoing or core operations. Adjusted Net Loss per Share is defined as Adjusted Net Loss divided by the Weighted Average Shares Outstanding.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are used by management and can be useful to investors as an indicator of our core business performance. Management uses these metrics to analyze business operations and to adjust net loss for items we believe do not accurately reflect our core business or that relate to non-cash expenses or noncontrolling interests.

The following tables show Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share, for the periods presented and the reconciliation to their most comparable GAAP measure, Net Loss attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Net loss attributable to NIQ	$(198.6)	$(214.7)	$(321.1)	$(625.1)
Adjustments to net loss attributable to NIQ
Transformation Program costs(1)	19.3	9.0	37.4	36.6
Amortization of certain intangible assets(2)	72.5	68.6	209.7	212.0
GfK integration costs(3)	12.4	21.1	29.0	57.1
Acquisitions and transaction related costs(4)	8.0	6.0	16.3	11.7
Impairment of long-lived assets(5)	—	1.1	1.1	28.4
Foreign currency exchange loss (gain), net(6)	18.9	(11.2)	(70.5)	2.9
Nonoperating items, net(7)	30.3	91.0	69.4	161.4
Share-based compensation(8)	50.5	1.3	53.3	3.2
Other operating items, net(9)	0.8	(0.3)	(3.5)	(0.1)
Total Adjustments to net loss attributable to NIQ	212.7	186.6	342.2	513.2
Tax effect of above adjustments(10)	(4.9)	(7.0)	(18.0)	(25.2)
Gain from discontinued operations(11)	—	(3.3)	—	(12.5)
Adjusted Net Income (loss) attributable to NIQ	$9.2	$(38.4)	$3.1	$(149.6)

Basic and diluted loss per share:
Loss attributable to NIQ	$(0.70)	$(0.88)	$(1.25)	$(2.55)

Weighted average basic and diluted NIQ ordinary shares outstanding	281,956,522	245,000,000	257,454,212	245,000,000

Basic and diluted Adjusted Net Income (loss) per share:
Income (loss) attributable to NIQ	$0.03	$(0.16)	$0.01	$(0.61)
Adjusted Net Income (Loss) attributable to NIQ increased $47.6 million, or 124.0%, for the three months ended September 30, 2025, and increased $152.7 million, or 102.1%, for the nine months ended September 30, 2025. The increase is primarily due to revenue growth as well as savings related to the CEP program.

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
(2)Amortization of certain intangible assets consists of amortization costs of intangible assets which were recorded as part of purchase accounting. We exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable, and the purchase price allocated to amortizable intangible assets is unique to each acquisition and can vary significantly from period to period and across companies. These costs are included in depreciation and amortization as part of the Condensed Consolidated Statements of Operations.
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
(6)Foreign currency exchange loss (gain), net reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(7)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of the warrant to fair value, write-off of unamortized debt discount and debt issuance costs, deconsolidation of Russian subsidiaries, settlement of tax indemnification, and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Nonoperating items, net	$30.3	$91.0	$69.4	$161.4
Net periodic pension benefit, other than service cost	(1.2)	(0.5)	(3.4)	(1.5)
Remeasurement of warrant to fair value	5.1	18.3	39.7	65.6
Write-off of unamortized debt discount and debt issuance costs	24.7	35.8	35.0	35.8
Deconsolidation of Russian subsidiaries	—	34.9	(5.2)	57.8
Settlement of tax indemnification	1.0	—	5.4	—
Other	0.7	2.5	(2.1)	3.7
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the unaudited condensed consolidated statements of operations.
(10)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 79.3% and (232.5)% for the three months ended September 30, 2025, and September 30, 2024, respectively, and 92.7% and (250.8)% for the nine months ended September 30, 2025, and September 30, 2024, respectively. Our statutory rate is evaluated annually.
(11)Gain (loss) from discontinued operations represents operations associated with the Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 4. “Discontinued Operations and Disposals” in the notes to unaudited condensed consolidated financial statements for additional information).

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

The following tables present Organic Constant Currency Revenue Growth for the three and nine months ended September 30, 2025 and 2024. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended September 30,			Growth/(Decline)		Organic Constant Currency Revenue Growth
(in millions)	2025	2024	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$1,052.6	$982.1	7.2%	0.9%	(2.3)%	5.8%
Revenue by segment:
Americas revenue	403.3	383.1	5.3%	(0.6)%	(0.6)%	4.1%
EMEA revenue	473.8	427.3	10.9%	2.7%	(4.8)%	8.8%
APAC revenue	175.5	171.7	2.2%	—%	0.1%	2.3%

	Nine Months Ended September 30,			Growth/(Decline)		Organic Constant Currency Revenue Growth
(in millions)	2025	2024	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$3,059.3	$2,929.8	4.4%	1.5%	(0.2)%	5.7%
Revenue by segment:
Americas revenue	1,181.6	1,136.8	3.9%	(0.2)%	2.3%	6.0%
EMEA revenue	1,358.9	1,283.2	5.9%	3.7%	(2.5)%	7.1%
APAC revenue	518.8	509.8	1.8%	—%	0.1%	1.9%
Consolidated Organic Constant Currency Revenues for the three and nine months ended September 30, 2025 grew by 5.8% and 5.7%, respectively, driven by strong renewal rates, higher pricing, new capabilities and solutions and new and higher growth markets.
Americas Organic Constant Currency Revenues for the three and nine months ended September 30, 2025 grew by 4.1% and 6.0%, respectively, due to strong renewal rates, expanded verticals and core services and cross selling new capabilities to existing clients.
EMEA Organic Constant Currency Revenue Growth for the three and nine months ended September 30, 2025 grew by 8.8% and 7.1%, respectively, driven by price, cross selling new capabilities to existing clients and high growth markets.
APAC Organic Constant Currency Revenue Growth for the three and nine months ended September 30, 2025 grew by 2.3% and 1.9%, respectively, driven by price and new capabilities.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations and capital expenditures. As of September 30, 2025, we had $750.0 million in available borrowing capacity under the Revolver, which combined with available cash of $446.3 million, provided liquidity of $1,196.3 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $55.2 million and $55.8 million of internally developed software costs for the three months ended September 30, 2025 and 2024, respectively, and $163.4 million and $172.9 million of internally developed software costs for the nine months ended September 30, 2025 and 2024, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term and long-term liquidity requirements, including our debt services.
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

Debt facilities
Term Loans and Revolver
We have a credit agreement (the “Credit Agreement”), comprising term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, we are party to the Dutch Security Agreement and have pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement). Prior to January 2025, the term loans comprised 2023 tranches (“2023 USD Term Loan”, “2023 EUR Term Loan” and “2023 Liquidity Term Loan”, collectively “2023 Tranches”) issued to fund working capital and the GfK Combination and 2021 tranches (“2021 USD Term Loan” and “2021 EUR Term Loan”, collectively “2021 Tranches”) issued in connection with the 2021 Carve-Out Transaction (collectively, “2023 and 2021 Term Loans”).
We also entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby we received BRL150.0 million (equivalent to approximately $27.1 million USD) to finance the M-Trix Acquisition. We settled the loan, including the accrued interest, during the third quarter of 2025. See Note 3. “Acquisitions” in the notes to unaudited condensed consolidated financial statements for additional information.
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
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. On July 24, 2025, as part of the IPO we used approximately $533.4 million of the net proceeds from the IPO to repay all outstanding principal amounts under the Revolver.
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. Additionally, we used approximately $387.4 million of the net proceeds from the IPO to repay in full the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD) and to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD and accrued interest on the USD Term Loan of $5.7 million.
In connection with both the July 11, 2025 and August 12, 2025 amendments, we recognized a combined loss of $24.7 million, which included $16.1 million for the write-off of unamortized discount and $8.6 million for the write-off of unamortized debt issuance costs, along with the expense of $1.3 million in third-party legal fees. The amounts associated with the write-off were included in nonoperating expense, net.

The following table sets forth our outstanding indebtedness as of September 30, 2025:

(in millions)	September 30, 2025
USD Term Loan, less unamortized discount of $63.9	$2,194.8
EUR Term Loan, less unamortized discount of $29.7	1,302.3
Revolver	—
Other debt	33.3
Total debt	3,530.4
Finance leases	74.1
Other financing obligations	48.7
Total debt, finance leases and other financing obligations	3,653.2
Less: Unamortized debt issuance costs	(43.3)
Less: Short-term debt and current portion of long-term debt	(108.4)
Total long-term debt	$3,501.5
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the USD Term Loan to 250 basis points and extend the maturity date to October 31, 2030. We used net proceeds from the IPO to repay accrued interest on the USD Term Loan of $5.7 million. At September 30, 2025, the interest rate for the USD Term Loan was approximately 6.8%.
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the EUR Term Loan to 300 basis points and extend the maturity date to October 31, 2030. We used net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD. At September 30, 2025, the interest rate for the EUR Term Loan was approximately 4.9%.

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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 USD Term Loan from 625 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of $20.0 million within the 2023 USD Term Loan. In connection with these amendments, we recognized a loss of $19.6 million, which included $15.7 million for the write-off of unamortized discount and $3.9 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net. At December 31, 2024, the interest rate for the 2023 USD Term Loan was approximately 9.3%.
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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 EUR Term Loan from 650 basis points to 475 basis points. On July 18, 2024, the Credit Agreement was further amended to issue additional debt of €123.5 million (equivalent to approximately $135.0 million USD) within the 2023 EUR Term Loan. In connection with these amendments, we recognized a loss of $6.7 million, which included $5.4 million for the write-off of unamortized discount and $1.3 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net. At December 31, 2024, the interest rate for the 2023 EUR Term Loan was approximately 7.8%.
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
On July 11, 2024, the Credit Agreement was amended to reduce the interest rate spread on the 2023 Liquidity Term Loan from 625 basis points to 475 basis points. In connection with this amendment, we recognized a loss of $9.5 million, which included $7.6 million for the write-off of unamortized discount and $1.9 million for the write-off of unamortized debt issuance costs. The amounts associated with the write-off were included in nonoperating expense, net. At December 31, 2024, the interest rate for the 2023 Liquidity Term Loan was approximately 9.3%.

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
On November 30, 2021, the Credit Agreement was amended to reduce the interest rate spread to a range of 400 to 425 basis points dependent on certain ratio levels. At December 31, 2024, the interest rate for the 2021 CAD Term Loan was approximately 7.9%.
On August 12, 2025, the Credit Agreement was amended to use net proceeds from the IPO to repay in full the 2021 CAD Term Loan in the amount of C$122.6 million (approximately $89.0 million USD).
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. At September 30, 2025, the maximum borrowing capacity and available borrowing capacity under the Revolver was $750.0 million due to no outstanding borrowings as of the reported date. At December 31, 2024, the maximum borrowing capacity was $638.3 million with an available borrowing capacity of $274.3 million due to outstanding proceeds as of the reported date.
The commitment fee is 25 to 50 basis points dependent on certain ratio levels. Borrowings are subject to an interest rate spread of 325 to 375 basis points dependent on certain ratio levels. On August 31, 2022, the Credit Agreement was amended to replace LIBOR with term SOFR for borrowings denominated in U.S. dollars.
At December 31, 2024, the weighted-average interest rate for borrowings under the Revolver was approximately 8.1%.
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. On July 24, 2025, we used approximately $533.4 million of the net proceeds from the IPO to repay all outstanding principal amounts under the Revolver.

On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels.
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
We were in compliance with all relevant covenants contained in the Credit Agreement as of September 30, 2025.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$110.0	$5.6
Net cash (used in) provided by investing activities	(135.8)	100.1
Net cash provided by (used in) financing activities	199.3	(56.4)
Effect of exchange-rate changes on cash and cash equivalents	6.6	(5.4)
Net increase in cash and cash equivalents	$180.1	$43.9
Operating Activities
For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was an increase of $104.4 million in net cash provided by operating activities primarily due to a decrease of net loss of $225.7 million adjusted for non-cash items, partially offset by a decrease in net movements in operating assets and liabilities of $121.3 million. Non-cash items include a movement of $75.2 million in non-cash foreign currency exchange gain (loss), net, a movement of $63.0 million in the (gain) loss on the deconsolidation of subsidiaries and related adjustments, a decrease in impairment of $27.3 million, a decrease in the mark-to-market of the Warrant liability of $25.9 million, a decrease in the amortization of debt discount and debt issuance costs of $9.3 million, a decrease in the provision for credit losses of $0.9 million, and a decrease of $0.8 million in the write-off of unamortized debt discount and debt issuance costs, partially offset by an increase in share-based compensation of $50.1 million, a $24.9 million increase in deferred income taxes, an increase of $21.6 million in depreciation and amortization, a movement of $17.3 million in other operating activities, net and a $7.5 million adjustment to the gain on disposal of business. The net movements in operating assets and liabilities include cash outflows related to a $105.5 million decrease in accounts payable and other current liabilities primarily due to decreases in our trade payables in the ordinary course of business, a $10.6 million increase in other noncurrent assets, net of noncurrent liabilities, and a $6.1 million increase in prepaid expenses and other current assets, primarily due to increases in prepaid expenses in the ordinary course of business, partially offset by cash inflows relating to a $0.5 million decrease in trade and other receivables, and a $0.4 million increase in operating leases, net.
Investing Activities
For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, the decrease of $235.9 million in cash (used in) provided by investing activities was due primarily to a decrease in disposal activity of $247.9 million related to the sale of Netquest in February 2025 for cash considerations of $66.2 million, as compared to the sale of GfK’s Consumer Panel business in January 2024 for net cash proceeds of $301.7 million along with an increase in acquisition activity of $58.6 million due to the Gastrograph Acquisition for cash consideration of $11.3 million and the M-Trix Acquisition for cash consideration of approximately $27.1 million, as compared to the $20.2 million favorable working capital adjustment received in the first quarter of 2024 for the GfK Combination.

Financing Activities
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the increase of $255.7 million in cash provided by (used in) financing activities was due primarily to proceeds from our IPO, net of underwriters discounts and commissions, of $1,005.4 million and lower dividends paid to noncontrolling interests of $6.8 million, partially offset by an increase in repayments of debt of $687.3 million primarily related to the paydown of the Revolver for $533.4 million and paydown of the 2021 CAD Term Loan for approximately $89.0 million in connection with the use of net proceeds from the IPO, a decrease in net proceeds received of $50.1 million primarily related to a decrease in net proceeds received from the Revolver for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, a $8.4 million increase in debt issuance costs paid related to the 2025 debt refinancings, and a $8.4 million payment of deferred offering costs following the Company’s IPO.
Cash requirements
As of September 30, 2025, we have cash requirements for long-term debt payments, leases and other liabilities. There have been no material changes to these obligations since December 31, 2024, except for debt as noted below. For debt related information, see Note 8. “Debt” in the notes to unaudited condensed consolidated financial statements for additional information. For commitment and contingency-related information, see Note 17. “Commitments and Contingencies” in the notes to unaudited condensed consolidated financial statements for additional information.
As of September 30, 2025, we had the following obligations:
•    Long-term debt obligations of $3,624.0 million are expected to be paid out as follows: $13.3 million in 2025, $47.1 million in 2026, $23.0 million in 2027, $23.0 million in 2028, $23.0 million in 2029, and $3,494.6 million thereafter.
Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience, management’s judgment and input from other third parties from information available at the time. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus. For additional information about our critical accounting estimates, see the disclosure included in our Prospectus.

Recent Accounting Standards
See Note 2. “Summary of Significant Accounting Policies” of our notes to the unaudited condensed consolidated financial statements for a description of recently adopted and recently issued accounting standards.
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
We translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate, and we translate revenue and expenses at the weighted average exchange rates prevailing during the period. The resulting translation adjustment is recorded as a separate component of equity in the unaudited condensed consolidated balance sheets included in the unaudited condensed consolidated financial statements. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency are included in foreign currency exchange (loss) gain, net as incurred.

For the three and nine months ended September 30, 2025, revenue attributable to transactions denominated in U.S. dollars and euro were approximately 25%     and 23%, respectively, for both periods presented. No other currency represented greater than 10% of our revenue for the periods presented. In 2025, a hypothetical 10% change in the value of the U.S. dollar relative to a basket of the foreign currencies for the foreign countries in which we had operations during the period would have changed our revenue by approximately $305.2 million.
We enter into foreign exchange forward contracts and cross-currency swaps to hedge our foreign exchange exposure. As of September 30, 2025, we had an aggregate notional amount of $299.9 million related to foreign exchange forward contracts and $1,016.7 million related to cross-currency swaps. The foreign exchange forward contracts have expiration dates through June 2026 and the cross-currency swaps have expiration dates through February 2026.
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
As of September 30, 2025, we had $3,590.7 million of floating-rate debt under our term loans with a weighted-average interest rate of 6.1%. A 100 basis point increase in the average term SOFR rate applied to this indebtedness would increase our annual interest expense by approximately $21.6 million.
We enter into certain interest rate swaps, interest rate caps and interest rate collars with various counterparties to hedge our interest rate exposure. As of September 30, 2025, we had interest rate contracts with an aggregate notional amount of $2,039.9 million and an aggregate fair value of $5.6 million (liability position). These interest rate derivative instruments have expiration dates through February 2026.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025, the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the years ended December 31, 2023 and 2022 as a result of the material weakness in internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management has an unremediated material weakness related to the design and operation of internal controls over financial reporting related to certain aspects of the application of purchase accounting for acquisitions. Specifically, internal controls were not designed and maintained effectively with regard to: (i) the allocation of goodwill and certain identifiable assets to foreign subsidiaries, which has an impact on currency translation or remeasurement of such balances stated in the consolidated financial statements, and (ii) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company.

Remediation Plan for Material Weakness

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, during the quarter ended June 30, 2025, management designed and implemented certain enhancements to the Company’s internal control over financial reporting in response to this previously reported material weakness related to the application of purchase accounting for acquisitions. These enhancements materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Specifically, the Company migrated several key financial reporting and operational processes to an offshore shared service team as part of a broader transition to a centralized hub operating model. This transition included shifting responsibilities related to transaction processing, general ledger activities and certain reconciliation procedures from onshore and local regions to offshore resources. To maintain adequate oversight into these operations, management implemented a new secondary management review control, which constituted a material enhancement to the control environment, supporting the accuracy and completeness of financial reporting data processed by the offshore teams.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17. “Commitments and Contingencies” of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk and uncertainties described under “Risk Factors” in our Prospectus, which could materially affect our business, financial condition or future results. The risks described in the Prospectus and this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results. Our Risk Factors have remained materially unchanged from those disclosed in our Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Equity Securities

On July 22, 2025, in connection with the reorganization transactions and our IPO, we issued 245,000,000 ordinary shares to the shareholders of AI PAVE Dutchco I B.V. in exchange for all outstanding shares of AI PAVE Dutchco I B.V.. The issuance of ordinary shares described in this paragraph was made in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on a Form S-1 on July 22, 2025, file number 333-288376)
4.1	Form of Ordinary Shares Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on a Form S-1 on July 22, 2025, file number 333-288376)
10.1	Form of Shareholders’ Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement filed on a Form S-1 on July 22, 2025, file number 333-288376)
10.2	NIQ Global Intelligence plc 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement filed on a Form S-1 on July 22, 2025, file number 333-288376)
10.3
Twelfth Amendment to Credit Agreement, dated July 11, 2025 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on a Form S-1 on July 22, 2025, file number 333-288376)

10.4†	Thirteenth Amendment to Credit Agreement, dated August 12, 2025
31.1†	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
________________________________________________

†	Filed herewith
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: November 13, 2025	/s/ Michael Burwell
Michael Burwell
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2025	/s/ Jamie E. Palm
Jamie E. Palm
Chief Accounting Officer
(Principal Accounting Officer)