Form 10-K
period 2025-12-31
NIQ Global Intelligence plc
filed 2026-02-27
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-42763
NIQ Global Intelligence plc
(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Jackson Boulevard, Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 583-5100
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value $0.00001 per share	NIQ	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting ordinary shares held by non-affiliates as of such date.
As of February 24, 2026, there were 295,107,483 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NIQ Global Intelligence plc
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2025

i

ABOUT THIS ANNUAL REPORT
Basis of Presentation
Historically, our business has been operated through Intermediate Dutch Holdings B.V., an indirect subsidiary of AI PAVE Dutchco I B.V., and its consolidated subsidiaries, including Indy US Holdco, LLC, a Delaware limited liability company (“US Holdco”), and our other operating subsidiaries. On July 10, 2023 (the “Combination Closing Date”), we completed a strategic combination with GfK SE (the “GfK Combination”). Subsequent to the Combination Closing Date, our operations comprise the operations of Intermediate Dutch Holdings B.V. and its consolidated subsidiaries, including GfK GmbH, formerly, GfK SE, and its consolidated subsidiaries.
On January 21, 2025, AI Global Investments (Netherlands) PCC Limited acquired Flower Road Limited, an Irish private company with limited liability that was incorporated in Ireland on June 6, 2017 as a dormant company. On January 23, 2025, we renamed such entity NIQ Global Intelligence Limited. On June 12, 2025, NIQ Global Intelligence Limited was re-registered under the Irish Companies Act 2014 as a public limited company and was renamed NIQ Global Intelligence plc. In addition, after effectiveness of our prospectus, dated July 22, 2025, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on July 24, 2025 (the “Prospectus”) and shortly prior to the completion of the initial public offering (“IPO”), we performed a series of restructuring transactions that resulted in NIQ Global Intelligence plc becoming the direct parent company of AI PAVE Dutchco I B.V. and the indirect parent of other intermediate holding companies, with all holders of equity interests in AI PAVE Dutchco I B.V. becoming shareholders of NIQ Global Intelligence plc. We refer to these transactions as the “Reorganization” throughout this Annual Report on Form 10-K.
Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Intermediate Dutch Holdings B.V. Subsequent to the Reorganization and IPO, the accompanying financial statements have been recast to reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including Intermediate Dutch Holdings B.V. and AI PAVE Dutchco I B.V., and its consolidated subsidiaries, as a transaction between entities under common control. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described throughout this Annual Report on Form 10-K), the Company has assessed the impact to the consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to:
•the “2021 Carve-Out Transaction” means the acquisition by an affiliate of Advent International, L.P. and Mr. Peck of Nielsen Holdings’ Connect business, which was completed in March 2021;
•“Adjacent Verticals” means financial services, government, media and advertising sectors;
•“Advent” means Advent International, L.P.;
•“Advent Shareholder” means AI Global Investments (Netherlands) PCC Limited, an affiliate of Advent that acquired its interest in NIQ in the 2021 Carve-Out Transaction;
•“AI” means artificial intelligence and machine learning;
•“AI PAVE Dutchco I B.V.” means a private company with limited liability organized under the laws of the Netherlands;
•“Canadian Term Loan Facility” means the CAD term loan facility provided under the Credit Agreement;
•“Cash Data Costs” means the costs paid by the Company in cash to acquire data (or where accrued due to timing as applicable) and excludes non-cash costs, such as certain cooperation or in-kind costs.
•the “Company,” “NielsenIQ,” “NIQ,” the “NIQ group,” “we,” “us” and “our” means, prior to the Reorganization, Intermediate Dutch Holdings B.V. and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries;
•“Connect” means our data engine;
•“CPG” means consumer packaged goods;
•“Credit Agreement” means the Credit Agreement, dated as of March 5, 2021 (as amended through that certain Thirteenth Amendment to Credit Agreement, dated August 12, 2025, by and among, inter alios, Intermediate Dutch Holdings B.V., a private company with limited liability organized under the laws of the Netherlands, US Holdco, Nielsen Consumer Inc., a Delaware corporation, Indy Dutch Bidco B.V., a private company with limited liability organized under the laws of the Netherlands, the revolving borrowers from time to time party thereto, JPMorgan Chase Bank NA., as the administrative agent and the United States (“U.S.”) collateral agent, Kroll Agency Services (US) LLC, as non-US Collateral Agent and the lenders and issuing banks from time to time party thereto;
•“Credit Facilities” means the US Term Loan Facility, the EUR Term Loan Facility, the Canadian Term Loan Facility and the Revolving Credit Facility;
•“Discover” means our cloud-based platform;
•“Ecosystem” or “NIQ Ecosystem” means the combination of our proprietary data, best-in-class technology, human intelligence and sophisticated software applications and analytics solutions;

•“EUR Term Loan Facility” means the EUR term loan facility provided under the Credit Agreement;
•“fiscal year 2023,” “fiscal year 2024” and “fiscal year 2025” means our fiscal year ended December 31, 2023, 2024 and 2025, respectively;
•“FMCG” means fast moving consumer goods;
•“GDR” means Gross Dollar Retention and represents the amount of prior period annualized revenue we have retained from existing clients in the current period; the calculation reflects only client losses and does not reflect client expansion or contraction;
•“GfK Combination” refers to the strategic combination between NIQ and GfK SE that was completed on July 10, 2023;
•“Highly reoccurring revenue” means revenue from either annual, multi-year contracts or from a client purchasing the same solution in the same country each year for the past three years;
•“Intermediate Dutch Holdings B.V.” means a private company with limited liability organized under the laws of the Netherlands;
•“large and mid-sized clients” means our clients from whom we derived at least $50,000 in revenue during the last twelve months;
•“Nielsen Holdings” means Nielsen Holdings Limited (formerly Nielsen Holdings plc), our former parent company;
•“NDR” means Net Dollar Retention and represents the amount of annualized revenue that we generate from our existing clients;
•the “Required GfK European Consumer Panel Services Divestiture” means our divestiture of GfK’s European Consumer Panel services business on January 9, 2024 that was required by the European Commission to address their competition law concerns;
•“Revolving Credit Facility” or “Revolver” means a revolving credit facility provided under the Credit Agreement;
•“SKU” means stock keeping units, a designation that retailers assign to products to keep track of stock levels;
•“SMB” means small and medium sized businesses;
•“T&D” means technology and durables;
•“The Full View” means our unified, AI-powered technology platform that provides a global, omnichannel view of consumer shopping behavior;
•“US Holdco” means Indy US Holdco, LLC, a Delaware limited liability company, an indirect subsidiary of Intermediate Dutch Holdings B.V.; and
•“US Term Loan Facility” means the USD term loan facility provided under the Credit Agreement.
Industry and Market Data
Unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, our markets and our competitive position is based on a variety of sources, including information from independent industry analysts and publications. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.
Other industry and market data included in this Annual Report on Form 10-K are from NIQ analyses. We are a leading global consumer intelligence company and we maintain databases, produce market analyses and deliver information to our clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, our clients, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our website. In some cases, the information has been developed by us for purposes of this Annual Report on Form 10-K based on our existing data and is believed by us to have been prepared in a reasonable manner. All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources.
While we believe the industry and market data presented in this Annual Report on Form 10-K is generally reliable, forecasts, assumptions, expectations, beliefs, estimates and projections involve risk and uncertainties and are subject to change based on various factors, including those described under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors.

Trademarks, Service Marks and Trade Names
This Annual Report on Form 10-K includes our trademarks, service marks and trade names such as NIQ and the NIQ logo, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners, including NielsenIQ and other trademarks and service marks that we license from a subsidiary of Nielsen Holdings, our former parent company. We do not intend our use or display of other companies’ trademarks, service marks or trade names to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ®, sm and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names.
Non-GAAP Financial Measures
This Annual Report on Form 10-K contains “non-GAAP financial measures,” including EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Loss, Adjusted Loss Per Share, Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth. These are financial measures that are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance.
Our consolidated financial statements are prepared and presented in accordance with GAAP. These non-GAAP financial measures are not presentations made in accordance with GAAP and should not be considered as an alternative to net income or loss, income or loss from operations or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements included in this Annual Report on Form 10-K, which are prepared in accordance with GAAP. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures and a reconciliation of these measures to the most directly comparable GAAP measures, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating to growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies and the expected outcome or impact of pending or threatened litigation are forward-looking statements.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K, including, among other things:
•our estimates and expectations of industry trends, including online retail purchases, consumer preferences related to personalized shopping experiences;
•our ability to leverage AI in our business and our ability to deliver valuable global insights from data collection and processing;
•our ability to build new and innovative solutions that cater to our clients’ specific requirements;
•the value to our stakeholders of further integrating AI into our Ecosystem;
•our ability to continuously grow data and insights, expand client usage, attract more data sharing and drive more innovation for brands, retailers and other clients, ultimately improving outcomes for consumers;
•our market opportunity;
•our growth strategy, including our ability to develop and launch new products, increase our subscription revenue base, extend our retailer relationships, increase our SMB client base and penetrate international markets, expand within new verticals and leverage strategic acquisitions;
•our belief that we will continue to deliver long-term growth and strong operating margins;

•our ability to remediate the material weaknesses in our internal control over financial reporting on a timely basis or otherwise maintain effective internal control over financial reporting;
•the predictability of our recurring revenue base and our ability to retain our client relationships;
•our continued expansion with the pet, beauty, tobacco, beverage and alcohol and other fast-growing verticals, and our ability to capture related whitespace opportunity; and
•our ability to execute on our go-to-market approach.
The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading Part I, Item 1A. Risk Factors and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our ordinary shares.
Summary of Risk Factors
•We derive a significant portion of our revenues from sales of our subscription-based products. If our clients terminate or fail to renew their subscriptions, our business could suffer.
•We rely on third parties to provide certain data, services and information technology and operations functions in connection with the provision of our current products and services. The loss or limitation of access to that data, or to those services or functions, could harm our ability to provide our products and services.
•Design defects, errors, failures or delays associated with our products or services could negatively impact our business.
•Our business may be harmed if we are unable to collect high quality and representative retail information or if the scope of information we collect or the quality of the data and insights we provide customers is impaired or otherwise does not remain competitive.
•If we are not able to maintain consumer panels of sufficient size and scope, or if the costs of establishing and maintaining our panels increase, our business could be harmed.
•If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.
•Macroeconomic factors could continue to adversely affect our business and financial results.
•The market for consumer measurement and business solutions products and services is highly competitive; if we cannot compete effectively, our revenues could decline and our business could be harmed.
•We rely on complex information systems, and if our information systems fail to perform adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
•Security breaches, improper access to or disclosure of our data or our clients’ data, or other cyber incidents could result in liability, cause harm to our reputation and business, or subject us to regulatory penalties.
•Disputes and other legal or regulatory proceedings could adversely affect our financial results.
•Any perceived or actual failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
•As the use of “third-party cookies” or other tracking technology continues to be restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, our and our clients’ ability to use data on our platform is otherwise restricted, and our business could be materially impacted.
•Our use of AI or other emerging technologies could adversely impact our business and financial results.
•Due to the global nature of our business, we may be exposed to liabilities under anti-corruption laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the Irish Criminal Justice (Corruption Offences) Act 2018 and various international anti-corruption laws and any allegation or determination that we violated these laws could have a material adverse effect on our business.
•Third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property, and we could suffer significant litigation or licensing expenses, or be prevented from selling products or services, which may adversely impact our business, results of operations and financial condition.
•If we are unable to establish, maintain, protect or enforce our intellectual property, our business could be adversely affected.
•We are dependent on our relationship with our former parent company for certain aspects of our business.

•Our international operations are exposed to risks which could impede growth in the future.
•The ongoing conflict in Ukraine has impacted our operations in Russia, which could result in certain regulatory inquiries, litigation claims and adversely affect our business, financial condition and results of operations.
•Export controls and economic and trade sanctions laws could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
•Our significant indebtedness could adversely affect our financial condition.
•Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
•An active and liquid trading market for our ordinary shares may not be sustained and our share price may be volatile.
•We may be subject to antitrust litigation or government investigation, which may result in an award of money damages or injunctive relief or force us to change the way we do business.
•Because our Principal Shareholders own a significant percentage of our ordinary shares, they may control all major corporate decisions and their interests may conflict with your interests as an owner of our ordinary shares and our interests.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
•We identified material weaknesses in our internal control over financial reporting.

Part I
Item 1. Business
Our Mission
We provide brands, retailers and other clients a holistic view of consumer shopping behavior globally to drive mission-critical strategic and operating decisions and facilitate better economic outcomes.
Our Company
We are a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. We manage a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence and highly sophisticated software applications and analytics solutions (the “Ecosystem” or “The NIQ Ecosystem”). Our unified, artificial intelligence (“AI”) and machine learning powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata and provides a global, omnichannel view of consumer shopping behavior – The Full ViewTM.
Our global reach spans 90 countries, covering approximately 82% of the world’s population, more than half of global gross domestic product (“GDP”) and more than $7.4 trillion in global consumer spend as of December 31, 2025. Leveraging our strong NIQ brand, long-term client relationships, global scale, proprietary technology and extensive data and insights, we are positioned as a global leader in measuring, analyzing and predicting consumer behavior in the FMCG vertical, T&D and other verticals in which we operate. Our solutions, mission-critical insights, analytics and software applications are deeply embedded across our clients’ enterprise supporting their strategic and operational decisions, enabling them to measure performance, maintain and strengthen their market positions and drive innovation and profitable growth.
Global consumer spend is estimated at $65 trillion during 2025. Within this expansive economy, the consumer shopping landscape is rapidly changing, creating strategic and operational challenges, as well as growth opportunities for brands, retailers and other industry participants. Consumer purchase patterns have become increasingly “omnichannel” with consumers shopping across a growing number of platforms and channels including brick-and-mortar stores, online and mobile platforms and social-commerce and quick-commerce channels. This rapidly changing consumer shopping “journey” has significantly increased the volume and complexity of shopping and transaction data. Simultaneously, consumers are increasingly seeking a more convenient and personalized shopping experience which amplifies competition among the growing number of consumer brands and shopping channels.
We believe this dynamic, omnichannel, highly competitive backdrop creates significant growth opportunities for The NIQ Ecosystem. Companies increasingly seek real-time access to trusted, neutral, comprehensive and granular intelligence and analytics, as well as appropriate data governance, that enables them to efficiently engage consumers, drive sales, increase repeat purchases and foster loyalty across global markets, which we believe can only be accomplished with NIQ’s global, mission-critical view of consumer shopping behavior. We obtain data on online and offline consumer shopping behavior from diverse sources including retail point-of-sale feeds, global consumer shopping receipts, panels of more than 5.5 million consumers in more than 50 countries and direct partnerships with leading eCommerce players, covering a total of approximately 18 million consumer relationships. We also generate substantial amounts of proprietary data such as insights at specific store and consumer levels and evidence-based recommendations that support our clients’ growth strategies.

Since March 2021, we have invested approximately $400 million to transform our Ecosystem and enhance our technology platform. We leverage a long history of proprietary knowledge and advanced AI and machine learning techniques for multiple use cases, from ingesting and standardizing data faster and more accurately, to creating significant amounts of granular reference data and metadata, to creating new tools within our software applications and analytics on consumer preferences and shopping trends. Our investment, development and use of AI across our platform enables clients to make better decisions and benefit from a better experience. For example, in 2024, we launched our generative AI tool, Ask Arthur, which is currently utilized by our clients to quickly find information, interpret data, onboard and train new analysts and make informed business decisions.
Our solutions align to two product groupings: (1) Intelligence and (2) Activation.
•Intelligence offerings are comprised of omnichannel measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. These products help clients to measure their market share of consumer purchases across channels, helping them understand the “what,” “where,” “who” and “how much”—what the consumer bought, who the consumer is, where they shopped and how much they bought. Clients can see their market share by product, by market and by channel, sales volume movements across those same dimensions and pricing and promotion trends. Intelligence accounted for approximately 81% of our revenue for the year ended December 31, 2025 and is generally sold through multi-year or annual subscription contracts.
•Activation offerings are comprised of innovation, brand and media and analytics products that provide clients with insights about “why” consumers made a certain purchase, guide clients on “what to do next” and “who to target” around new product introduction and innovation, pricing, promotion strategy, targeted advertising and other drivers of growth. Leveraging our highly granular unified data and technology platform, our Activation offerings include custom, predictive analytics and reports that our clients use to optimize brand and trade decisions as well as new product testing. Activation accounted for approximately 19% of our revenue for the year ended December 31, 2025. For the year ended December 31, 2025, approximately 73% of our Activation revenue was highly reoccurring revenue, meaning revenue from either annual, multi-year contracts or from a client purchasing the same solution in the same country each year for the past three years. Activation solutions also present significant cross-selling opportunities, as approximately 78% of Activation revenue for the year ended December 31, 2025 came from existing Intelligence clients, while approximately 40% of our Intelligence large and mid-sized clients have purchased Activation solutions, representing an attractive opportunity to increase penetration.
The scale, breadth and depth of our data, combined with our deep industry knowledge, scalable AI-powered technology platform and strong global relationships enables us to provide relevant solutions to brands, retailers, other companies and government entities. Our diverse client base of approximately 23,000 companies spans industries and geographies. We work with many of the world’s largest consumer brands and retailers – including approximately half of the Fortune 500 and nearly 80% of the Fortune 100 companies—as well as clients in high-growth verticals and SMB.

Our solutions enable executives, sales leaders, marketers, category management teams, media leaders and research and development teams to drive mission-critical strategic and operating decisions that span our clients’ enterprise, including:
•measuring and assessing omnichannel sales performance across markets to provide visibility on which products are sold, who buys them, why, where and how;
•optimizing pricing and promotion to evaluate the impact on sales;
•segmenting and personalizing consumer products and experiences to drive sales conversion and repeat purchases across channels;
•identifying new markets and categories for growth, predicting potential outcomes and executing an effective operating strategy;
•testing, refining and predicting consumer receptiveness to new product concepts and marketing messages;
•monitoring and measuring reviews, searching capabilities and keyword optimization to strengthen online presence;
•managing trade and advertising budgets and enhancing return on spend; and
•guiding executive and Board-level decisions related to incentive compensation, competitive analysis and mergers and acquisition (“M&A”) strategy.
We view our Ecosystem as a driver of value creation for brands, retailers and consumers. As of December 31, 2025, more than 74,000 active users regularly utilized our applications, producing beneficial network effects across our platform. As brands grow using our solutions, they generate additional revenue and value for retailers, leading to increased collaboration and data sharing between us and our stakeholders. As retailers provide more consumer shopping data, we convert this data into analytical tools and insights into consumer preferences and trends. We believe this powerful symbiotic relationship strengthens our platform, enhances personalization and supports clients’ evolving intelligence and AI needs.
Our software, data and people are highly integrated with our clients’ critical workflow and processes, leading to long-tenured relationships. As of December 31, 2025, our top five longest-tenured clients have worked with NIQ (and our predecessor) for more than 70 years on average. We believe the strength of our client relationships, the value of our mission-critical offerings and innovation, and the success of our growth initiatives are reflected in our net dollar retention and client retention rates and was at or above 100% for the trailing twelve consecutive quarters as of December 31, 2025.
(1)GDR represents the amount of prior period annualized revenue we have retained from existing clients in the current period. The calculation reflects only client losses and does not reflect client expansion or contraction.
Our strong client retention supports our predictable and scalable revenue model. Approximately 80% of our revenue was recurring in nature for the year ended December 31, 2025. Visibility into and predictability of our revenue streams is driven by long-term subscription contracts in our Intelligence offerings, and high client adoption rates of our on-demand Analytics solutions, which are our bespoke analyses tailored to specific business objectives. Our subscription contracts are typically two to five years in duration with annual price escalators tied to consumer price indicators. Our on-demand solutions present significant cross-sell opportunities, with approximately 78% of our Activation revenue coming from existing Intelligence clients for the year ended December 31, 2025. Our revenues are well diversified, as our largest client represented less than 5% of total revenue for the year ended December 31, 2025.

Our Transformation
In March 2021, an affiliate of Advent International, L.P., in partnership with James (“Jim”) Peck, the former Chief Executive Officer of TransUnion, acquired Nielsen Holdings’ “Connect” business (the “2021 Carve-Out Transaction”) and subsequently rebranded it as NIQ. While the Nielsen Connect business was attractively positioned in the consumer intelligence market with its leading data assets and attractive business model, it had been experiencing declining revenue and margins. Since the 2021 Carve-Out Transaction, we have undergone a significant business transformation, including making approximately $980 million of organic and inorganic investments, excluding the GfK Combination, to strengthen our business and capabilities and position the company for long-term shareholder value creation. Key areas of this transformation have included:
•Enhanced Management and Personnel: We rebuilt our entire senior leadership team and appointed new leaders to more than one-third of our top 200 executive positions. Our leadership team brings a proven track record of driving value creation through transformation and growth initiatives, including but not limited to Jim Peck, Chief Executive Officer (“CEO”), who previously led successful transformations at TransUnion and LexisNexis Risk Management.
•Established Technology Leadership: We invested approximately $400 million to transform our technology platform into a cloud-based scalable technology platform, with natively embedded AI capabilities and the ability to seamlessly process high volumes of disparate data while lowering our overall cost structure. Our “build once, deploy everywhere” approach enables deployment and scalability of new products and solutions across markets. As of December 31, 2025, nearly all FMCG clients had migrated to our new platform, resulting in significantly higher client satisfaction and consistently increased usage, exemplified by more than 74,000 active users.
•Acquisitions: Since 2021, we have invested more than $580 million in ten tuck-in acquisitions and a strategic investment to address gaps in our legacy business’ coverage (such as eCommerce) and further enhance our analytics capabilities and retailer tools. In July 2023, we acquired GfK, a leading consumer intelligence provider in T&D measurement with a focus on international markets (the “GFK Combination”). The GfK Combination provided several strategic benefits including enhanced scale, expanded total addressable market by geography and increased category coverage and significant cross-selling opportunities and cost synergies. It also represented an opportunity to implement the same operational improvements successfully executed at NIQ since the 2021 Carve-Out Transaction, including, but not limited to: strengthening pricing and renewals, addressing strategic gaps, revitalizing technology innovation and enhancing The NIQ Ecosystem.
•Organic and Inorganic Investments to Enhance Strategic Capabilities: We invested organically to enhance products, expand core capabilities, improve key client offerings and grow our footprint within our current clients, fast-growing SMBs and adjacent verticals. We strengthened Activation solutions for improved performance, timeliness and integration with our core Intelligence offerings to facilitate cross-selling opportunities, leading to approximately 78% of our Activation revenue in 2025 coming from existing Intelligence clients.
•Built Leading eCommerce Capabilities: We established a leading position in global eCommerce and omnichannel coverage through strategic acquisitions and organic product enhancement. We believe that we experienced rapid adoption of our eCommerce solutions. Among our Intelligence clients, the clients who made a purchase of eCommerce solutions in the specific year increased from 9% in 2021 to 29% in 2025, driving 32% year-over-year eCommerce revenue growth while representing an attractive cross-sell opportunity in eCommerce to gain the more than 71% of clients that remain. These proprietary solutions enable us to provide The Full ViewTM of consumer shopping behavior, a critical point of differentiation for our clients.
•Optimized Go-To-Market Approach: We adopted a client-centric approach to sales operations and strategy, establishing a centralized pricing function and standardizing the contract renewal process to instill greater pricing discipline, focusing on multi-year contracts. The strategic renewals process now begins more than a year before expiration and is supported by a new global team dedicated to enhancing retailer capabilities, among other initiatives. Our efforts have improved our net dollar retention rate from 94% in 2020, prior to the 2021 Carve-Out Transaction, to 104% in 2025 for our total Intelligence revenue.
•Operating Efficiency: We launched the NIQ Cost Efficiency Program (“CEP”), which resulted in significant annualized run-rate savings as of December 31, 2025, with additional synergies in connection with the GfK Combination. We continue to enhance our unit economics with our revamped technology platform and expansion of our data acquisition sources, resulting in a significant reduction in Cash Data Costs, from 22% in 2021 to 15% of revenue in 2025. We further optimized costs by expanding our presence and talent in lower-cost regions and enhancing our processes and operations, resulting in lower overhead costs and increased operating leverage and margins.

Industry Background
The global consumer shopping landscape is vast, highly competitive and increasingly complex for brands, retailers and other businesses which rely on consumer intelligence for data-driven decision making. This dynamic environment underscores the need for our advanced technology solutions and trusted independent insights.
Global Consumer Spend is Large, Highly Competitive, Rapidly Changing and Increasingly Complex
Over 75,000 companies and retailers globally rely on the right market intelligence to make critical strategic and operational decisions as they compete amongst themselves and new entrants annually. Competing for an estimated $65 trillion in annual, global consumer spend during 2025, these companies must navigate a crowded competitive landscape including newer insurgent brands, which represent only 2-3% of companies but account for nearly 20% of growth as of 2023. Market complexity is further amplified by macroeconomic factors such as inflation and global conflict as well as technology advances such as new digital channels and AI. The NIQ Ecosystem is purpose-built to help clients large and small compete and win on a global scale. Our scalable AI-powered technology platform combined with our deep domain expertise distills the complex global consumer shopping landscape, providing clients a comprehensive source of truth of consumer shopping behavior – The Full ViewTM – to enable data-driven business decisions.
Consumer Shopping is Omnichannel
The continued growth of eCommerce and digital channels is transforming the brand and retail landscape, with 25% of all retail purchases occurring online in 2025, driven by convenience, variety and competitive pricing. Omnichannel shopping, which is a consumer who seamlessly interacts with a brand across multiple platforms and channels, including brick-and-mortar stores, online and mobile platforms and social-commerce and quick-commerce channels, accelerated during the COVID pandemic, such that 97% of CPG sales were made by omnichannel shoppers during 2025. To understand this emerging and exploding trend, companies are looking for real-time access to granular levels of data and insights to develop a comprehensive view of consumer behavior, assess growth opportunities more quickly and precisely and predict purchasing behavior. The Full ViewTM, the comprehensive coverage of online and offline consumer shopping behavior provides clients a holistic cross-channel read of the market, enabling them to address their critical strategic and operational needs and optimize their growth strategies across all channels.
Consumer Preferences Are Demanding More Personalized Experiences
Personalized shopping experiences are becoming increasingly important to consumers, 80% of whom desire personalized experiences, and 78% are more likely to repurchase after receiving personalized communications. This demand has led to a proliferation of sales channels, product items and stock-keeping units (“SKUs”) and features, leading to an exponential increase in data related to products and consumer shopping. NIQ is well-positioned to help our clients navigate the “signal” from the “noise” amongst this rapid data proliferation. Our AI-powered models connect insights from decades of data, including millions of product attributes, which can be analyzed and segmented by category, market, single item and consumer profiles. Our coded product information enables us to provide our clients a granular view of consumer shopping behavior, preferences and predictive analytics to craft highly customized, personalized experiences for consumers, including creative solutions for targeted advertising. Leveraging a long history of proprietary knowledge and advanced AI and machine learning techniques, our platform “enriches” the data it ingests, thereby creating valuable metadata that is integrated into The NIQ Ecosystem to power our granular analytics and insights for clients.

Brands, Retailers and Other Companies Lack Resources or Ability to Leverage AI
Consumer brands and retailers recognize the potential of AI to enhance operational efficiency, elevate consumer experiences and drive growth, but many face challenges related to talent, data readiness, interoperability and trust. Effective AI requires high-quality, well-governed data and systems capable of integrating advanced analytics into existing workflows.
According to a KPMG global study published in 2025, while 66% of global employees intentionally use AI on a regular basis, 61% report having no AI training and half report having limited knowledge on AI. Additionally, according to this study, just over half of employees in advanced economies feel there are adequate safeguards within their organization to ensure responsible AI use, including governance, data privacy and security measures. Despite the clear benefits of AI implementation, the lack of adequate technology and AI talent remains a critical challenge, highlighting the need for brands and retailers to outsource to partners skilled in AI technologies.
We combine human intelligence with extensive AI capabilities and support, enabling brands and retailers to overcome adoption barriers and leverage AIs potential. In the current AI landscape, it is crucial for clients to have confidence in the data governance and stewardship practices of their intelligence providers, ensuring that their information is managed with integrity.
The NIQ Ecosystem
Our Ecosystem is purpose-built for seamless, comprehensive client value creation. We believe it is deeply embedded into our clients’ ecosystems and workflows, driving their pricing, advertising, supply chain, promotion, compensation decisions and other mission-critical functions by:
•combining AI with human intelligence to generate granular reference data, standardizing it across channels, categories and countries;
•delivering differentiated solutions from data collection to client value creation through analytics capabilities, leveraging a large global scale and modern technology solutions that can process, validate and enrich vast amounts of data daily to deliver real-time insights;
•enabling our modular software to serve as clients’ authoritative source for on-demand access to a global, omnichannel view of consumer shopping behavior – The Full ViewTM and provides actionable insights into market share, category developments and consumer preferences; and
•facilitating the seamless rollout of new solutions simultaneously to all regions globally.
NIQ Intelligence, NIQ Your Way and The Full ViewTM are the key strategic pillars of our Ecosystem and describe our approach to delivering client value. The scale, depth and breadth of our data (NIQ Intelligence) is the foundation of our technology platform that delivers on-demand insights and analytics based on clients’ needs (NIQ Your Way), providing clients with a holistic and comprehensive view of consumer shopping behavior (The Full ViewTM). These strategic pillars inform the way we build our solutions that we then categorize under Intelligence and Activation product groupings.

NIQ Intelligence: Our Powerful Data Assets and Capabilities
Data is the foundation that powers our Ecosystem. Our commitment to data stewardship spans our entire Ecosystem ensuring effective governance and protection and, ultimately, the ability to capture value across the data assets entrusted to us. Our data engine, Connect, drives comprehensive consumer intelligence for our clients across channels and geographies. We capture global consumer shopping data across a myriad of sources including retailer point-of-sale, consumer panels, eCommerce channels and emerging channels such as social commerce to provide a differentiated omnichannel view. Our team of nearly 1,300 data scientists employs proprietary enrichment capabilities utilizing AI and machine learning techniques to standardize, code and categorize raw and unstructured data, creating valuable metadata that informs our on-demand solutions. This “enrichment” process adds features and categories to each coded item: for example, for a carbonated beverage product item, we codify brand, flavor, like zero-sugar, form factor, bottle or can, size, whether part of a package, and if so, which package size, and other features. Our more than 28,000 AI proprietary models guided by our human intelligence with deep domain expertise help automate this “enrichment” process efficiently and accurately.
Our Global Data Sources
We believe our granular data assets are some of the largest, most accurate and most complete granular data assets in the markets we serve. This includes a catalog of approximately over ten billion product attributes, averaging over 40 attributes per product, including color, size, density, packaging and beyond, for each SKU sold. Our proprietary data assets allow us to provide our clients with a comprehensive set of consumer intelligence data and decision support analytics. We obtain data on online and offline consumer shopping behavior from diverse sources across categories such as grocery, drug, convenience, electronic, department stores, pet, beauty, beverage and alcohol, as well as across channels including eCommerce, social commerce and quick commerce, including:
•point-of-sale data from over 8,900 retailers in 88 countries, often serving as a preferred global data partner;
•proprietary consumer panels with more than 5.5 million consumers across over 50 countries;
•exclusive data partnerships, including with Fetch Rewards, from whom we received nearly four billion receipts on an annual basis, up from 103 million total receipts in 2021, from over 12.5 million consumers;
•direct partnerships with, and alternative data reads sourced from, the largest eCommerce platforms; and
•small and local businesses supported by over 12,000 field auditors across 80 countries.
We source several core datasets from our retail partners, many of which are unique and difficult to replicate. Our strong relationships with these partners span decades, built on trust and integrity. Our retail partners entrust us with highly valuable data assets due to our long-standing industry leadership, metadata and proven commitment to data governance and stewardship. Our AI-powered offerings create a symbiotic relationship with clients, by continuously adding, refreshing and refining our data assets. Moreover, our reference data and analysis provide unique insights that clients cannot generate independently, offering a comprehensive market view and detailed, store-level reads. We believe that this capability, combined with our strong industry relationships and significant investments enhance our competitive advantage. We believe we are one of the two preferred data partners for retailers, and the only data partner with global reach and a holistic view of consumer shopping behavior.
Through strategic acquisitions and organic investments since 2021, we have expanded our data sources well beyond traditional point-of-sale. This includes e-receipt collection in 22 countries, direct online digital shelf measurement in 53 countries, and through our panelists and other digital tools, access to clients’ sales and market share data across critical high growth channels such as direct-to-consumer (“DTC”) platforms, social media, digital marketplaces like Temu and Shein and thousands of online retailers.
Our strategic investments have generated significant benefits in data collection and enrichment scale and capabilities, while reducing our Cash Data Costs as a percentage of revenue from 22% in 2021 to 15% in 2025. We believe our vast datasets allow us to offer distinct scope, granularity and detail and differentiated insights that inform clients’ mission-critical strategic and operating decisions.
Data Scale, Breadth and Depth
Our data engine, Connect, ingests, cleans, processes and categorizes vast amounts of structured and unstructured consumer purchasing data. Leveraging a long history of proprietary knowledge and advanced AI and machine learning techniques, our platform “enriches” the data it ingests, creating valuable metadata that is integrated into The NIQ Ecosystem to power our granular analytics and insights for clients. We processed an estimated 4 trillion data records per week in 2025, with an estimated annual total of 173 trillion data records in 2025. The amount of data we can deliver to our clients is rapidly scaling. In 2025, we delivered more than 115 million data pulls covering nearly 127 trillion data points, which is up from 116 trillion data points in 2024. As of December 31, 2025, our data catalog included over 246 million unique product items with over ten billion attributes that describe the items in more detail. Our data catalog is rapidly expanding, adding an average of over 34 million items annually and approximately 1.2 million product attributes daily since 2022.

Integration of Human Intelligence and AI
Our ability to harmonize data across time dimensions and markets to provide intelligent solutions for clients is a core part of our differentiated offering. We combine human intelligence with our extensive AI capabilities and our ever-growing datasets to identify growth opportunities for our clients. We have a global presence and a single platform that integrates retail omnichannel measurement, consumer panel and other data sources with deep domain expertise. Our team includes nearly 1,300 data scientists, over 2,200 engineers and researchers and approximately 2,400 analytics experts and other industry experts with significant experience in consumer-centric verticals.
NIQ Your Way: Our Unparalleled Technology Platform
Our AI-powered technology platform is designed to leverage our scalable back-end data engine, Connect, to deliver valuable global insights by seamlessly progressing from data collection and processing to intuitive insight presentation in the unified and flexible user interface of our software applications. Our AI experience and our vast training datasets, as well as our combination of human intelligence and AI, enhances every aspect of our operations from data ingestion to insights delivery to provide unique value to our clients. Our global, unified AI-powered technology platform enhances growth with the ability to rapidly and efficiently roll out new products across all markets, enabling us to deliver innovative solutions and meet the evolving demands of our clients.
We deliver a real-time and actionable full view to our clients through our cloud-based, AI-driven Discover software platform. Discover allows our clients to measure online and offline consumer shopping behavior across channels and countries on a single platform, analyze the data with comprehensive self-serve analytics and utilize AI functionality for on-demand analytics capabilities. By combining AI and human intelligence, we standardize and structure the data across our platform, harmonizing it across channels, categories and countries, offering competitive insights, critical visibility into trends and growth drivers and shifts in consumer preferences. This enables granular analyses and informs strategic and operational decisions around product development, pricing strategy, marketing and personalization to drive sales. Our platform’s intuitive user experience empowers our clients to make swift decisions while our scalable infrastructure enables rapid and efficient deployment of new capabilities simultaneously across all regions. Additionally, our leading AI capabilities enhance operational efficiencies, create new use cases, unlock faster insights and enhance data accuracy.

Scalable Technology Platform
In early 2024, we completed an investment of approximately $400 million to create an industry-leading AI-powered platform. Our “build once, deploy everywhere” approach led to a unified data lake, powered by Connect, for continuous analytics and accelerated product development. As of December 31, 2025, we have migrated all our FMCG clients into this unified, cloud-based platform built on modern architecture to power our growth strategy at enhanced profitability. We have received positive feedback on our new platform highlighted by an increase in our Net Promotor Score (“NPS”) client metric from 13 in 2019 to 29 in 2023 to 38 in 2024, and was most recently 49 in 2025. The number of users of our platform has seen a significant rise, with unique user logins growing from 332,000 in 2023 to 845,000 in 2025. Similarly, the number of data queries surged from 34 million to 115 million during the same period. Our platform also allows us to continue to invest efficiently and profitably to consistently deliver new and innovative solutions that address the evolving needs of our clients. Our technology platform is designed for scalability, return on investment and capital efficiency due to the following key attributes:
•Scalable: expands our datasets and solutions alongside our clients and develop new capabilities more rapidly;
•Integrated: enables a seamless user experience encompassing access to all of our data and insights through a streamlined user interface;
•Flexible: delivers customizable, on-demand analytics and insights on a global basis that are highly relevant for a wide variety of use cases and situations;
•Efficient: lowers our cost to serve clients and release new capabilities across all regions, simultaneously through our “build once, deploy everywhere” model; and
•Powerful: embeds AI models and seamless new product development resulting in faster time to market.
Our unified, cloud-based platform supports our software and AI applications that our clients use to drive their strategic and operational decisions: these applications were continuously utilized by more than 74,000 active users as of December 31, 2025 and our clients generated more than 115 million reports in 2025 using our software applications. Our platform puts our clients in control, delivering a modern, intuitive user experience with build-it-yourself capabilities and visualization tools tailored to what is most relevant to them.

Powerful Software Applications
Our Discover software platform offers on-demand access to The Full ViewTM, a global, omnichannel view of consumer shopping behavior which is used by most of our clients. This software platform delivers our data intelligence through intuitive and flexible tools our clients use to support their mission-critical strategic and operational decision-making. Our generative AI feature, Ask Arthur, embedded in the platform, provides on-demand access to our data and insights, enabling quick onboarding and training of new analysts and informed business decisions to drive revenue and profit.
Discover, and our other software applications, gfknewron and Activate, are designed to meet the needs of brands, retailers and other companies:
•Brands: As of December 31, 2025, 100% of our FMCG clients used our platform as their primary system-of-record for market analysis, as it integrates retail omnichannel measurement, consumer panel, eCommerce and other data sources. For example, a beverage manufacturer uses our platform to understand sales performance and identify whitespace across online and offline channels to drive its omnichannel sales strategy and growth.
•Retailers: Our retailer clients utilize our platform to manage inventory and supplier relationships, and generate insights from measurement, panel and eCommerce views, enhancing operational efficiency and strategic planning. For example, a U.S.-based retailer uses our platform to manage their supply chain and collaborate with brands to assure on-shelf availability and maximize promotion effectiveness.
•Other Companies: Our data provides several unique use cases to the various other companies we cover such as financial services, packaging and beauty, including understanding of consumer trends for financial investors, extended producer responsibility reporting for logistics companies and insights into evolving beauty habits for makeup companies.
AI-Powered Applications
Our AI experience and our vast training datasets, as well as our combination of human intelligence and AI, enhances every aspect of our operations from data ingestion and enrichment to our delivery of differentiated insights that power clients’ strategic and operational decision-making. Our global, unified AI-powered technology platform enhances growth with the ability to roll out new products rapidly and efficiently across all markets, enabling us to deliver innovative solutions and meet the evolving demands of our clients.
We leverage data from as many as 28,000 AI models daily, which have enriched 199 million items as of 2025 and we have partnered with multiple technology leaders such as Microsoft, Google, Snowflake and Intel to further expand our AI capabilities. All of our client offerings leverage data and models that are built on our AI capabilities. In Intelligence, our software embeds our generative AI solution, Ask Arthur, which enables users to enhance data discoverability, onboard and train new analysts and make informed business decisions. This reduces the need for client support, client reports and custom databases, empowering self-service, quicker access to analytics and improved reporting capabilities. In Activation, our proprietary AI tools, like BASES AI Screener, use generative AI to predict consumer receptiveness to new products, messaging and concepts, reducing project timelines, for example for product concept testing, from weeks to minutes.

From an operational perspective, we have created AI-powered insight summaries that reduce the need for manual data enrichment, saving time and effort for both our clients and our company. Our AI models power automation in our data enrichment and matching processes, enhancing data depth, breadth, accuracy and relevance. For example, when a new item such as a carbonated beverage is identified from point-of-sale data, our AI models can auto-code details like brand, flavor, size and packaging. Over the last several years, AI has helped to greatly strengthen our auto-coding, as over 80% of items were auto-coded in 2025 compared to 72% in 2020. AI enhances our data accuracy by efficiently matching retailer sales data to products in our granular data assets with speed and precision, unlike slower, error-prone, manual matching. Our platform rigorously trains and tests predictive models, allowing us to process larger data volumes efficiently and cost-effectively. For example, AI automation has already enabled us to reduce the number of manual reports generated for clients by 85% since 2023.
NIQ Full ViewTM: The Most Comprehensive View of Consumer Shopping Behavior
We deliver our clients The Full ViewTM, which we believe is the most comprehensive understanding of consumer shopping behavior currently available in the marketplace. The Full ViewTM synthesizes together our retail omnichannel measurement, consumer panel insights, eCommerce intelligence, as well as multi-country perspectives. As a result, clients gain a comprehensive insight from one “source of truth,” a unified system of intelligence for what consumers buy, think and feel and who buys, why, where and how. These insights enable clients to make better decisions, identify growth opportunities and innovate. The Full ViewTM is delivered through our integrated platform and software applications and is an integral part of our clients’ workflows and decision-making processes by enabling them to answer critical strategic and operational questions, including:

Our Solutions
Our solutions align to two product groupings: (1) Intelligence and (2) Activation. Intelligence and Activation offerings are highly complementary in addressing our clients’ needs, enabling cross-selling activity and growth opportunities between these groupings.
Intelligence
These offerings comprised omnichannel measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. These solutions enable clients to measure their market share of consumer purchases across channels, helping them understand the “what,” “where,” “who” and “how much” – as in, what the consumer bought, who the consumer is, where they shopped and how much they bought.
In 2025, approximately 81% of our revenue was generated from our Intelligence solutions. Deeply integrated in client workflows, Intelligence solutions generate mostly revenue that is recurring in nature with attractive wallet expansion opportunity as highlighted by the total Intelligence net dollar retention rate of 104% in 2025. In 2025, approximately 84% of our Intelligence revenue came from multi-year or annual subscriptions, which had a net dollar retention rate of 105%. Intelligence solutions are typically priced based on data volume over a given period or based on the number of seat licenses for access to our software and are primarily sold through annual or multi-year contracts that are typically two to five years in duration. These contracts contain built-in, annual, price and product enhancement escalators. Contract value also varies with the number of countries and modules, such as the number of eCommerce or omnichannel reads that the client elects to purchase.
Activation
These solutions include custom analyses designed to help clients ascertain “why” consumers made a certain purchase, guide them on “what to do next,” and “who to target” around product introduction and innovation, pricing, promotion strategy and other drivers of growth. Our highly granular, unified data and technology platform enables stronger Activation products and more refined targeting of clients. For example, better insights into target demographics can lead to more effective campaigns and higher return on investment on marketing spend. We build these solutions for consistent, ongoing client use, creating a stream of highly reoccurring revenue. The suite of solutions counterbalances during economic downturns, as clients use these analytics to optimize pricing, inventory and assortment planning.
In 2025, approximately 19% of our revenue was generated from our Activation solutions and are comprised of innovation, brand and media and analytics products. In 2025, approximately 73% of our Activation revenue was highly reoccurring revenue, meaning revenue from either annual, multi-year contracts or from a client purchasing the same solution in the same country each year for the past three years. Activation solutions also present significant cross-selling opportunities, as approximately 78% of Activation revenue originated from existing Intelligence clients in 2025. As of December 31, 2025, approximately 40% of our large and mid-sized Intelligence clients, consistently purchased Activation solutions, which represents an attractive opportunity to increase the cross-sell penetration. Activation revenue grows when clients require bespoke analysis tailored to specific business objectives and our strategy is focused on further increasing client adoption of Activation solutions that generate highly reoccurring revenue.

Note: All figures as of December 31, 2025 unless otherwise noted.
(1)Based on Intelligence Subscription revenue.
(2)GDR represents the amount of prior period annualized revenue we have retained from existing clients in the current period. The calculation reflects only client losses and does not reflect client expansion or contraction.
(3)Based on total Intelligence revenue.

Within our Intelligence and Activation solutions we offer a comprehensive suite of products that we deliver through our unified software platform. These products are used by a variety of personae and address multiple mission-critical use cases spanning our clients’ enterprise. Below is an overview of our offerings, including key use cases and client personas:

OFFERING	USE CASE	MAIN USERS	EXAMPLE PRODUCTS	DESCRIPTION
INTELLIGENCE
OMNICHANNEL MEASUREMENT	Measure sales, market share and competitive performance across all channels	C-Suite Executives, Board Members, Sales, Marketing and Category Management Leaders	Retail Measurement	Understand sales performance and changes across universal product codes, categories, brands and competitors. Includes BI Dashboards business intelligence templates
			Omnisales	Deduplicated, harmonized measurement of sales and share performance across all in-store and online channels
			eCommerce Measurement	Measure competitive performance and market opportunity online
CONSUMER BEHAVIOR & INSIGHTS	Follow shopper purchases, drivers and triggers across online and in-store channels	Sales, Brand, Marketing and Category Management Leaders	Consumer Panels – Homescan and Omnishopper	Comprehensive and granular insights into shopper behavior, demographics, brand penetration, shifting and leakage across online and in-store. Includes Super Shifting analysis allowing shifting in multiple dimensions across retailers and brands
			gfknewron Consumer	Consumer knowledge analysis and survey insights calibrated to T&D market data
RETAILER SOLUTIONS	Optimize pricing and assortment decisions through collaboration between retailers and manufacturers on insights, analytics, supply chain and media	C-Suite Executives, Board Members, Sales, Merchandisers, Supply Chain and Operations Leaders	Retail Activate	Collaboration platform for manufacturers and retailers to drive value creation for the specific retailers’ shoppers, including base data sharing and advanced analytics
			Supply Chain	Maximize revenue, manage supply and reduce out of stock risks with integrated supply chain reporting
ACTIVATION
INNOVATION	Test and validate new concepts and drive new product innovation	Research and Development and Category Management Leaders	BASES Quick Predict	Predict the potential of new concepts using proprietary models and optimize for maximized consumer potential
			BASES AI Screener	Generative AI that creates synthetic consumer respondents and enables predicting consumer receptiveness quickly and accurately
			BASES Creative Product AI	Create, optimize, improve or benchmark real products and prototypes in an AI environment
BRAND & MEDIA	Measure brand strength, assess media and ad effectiveness, improve audience targeting and personalization	Brand, Marketing, Advertising and Sales Leaders	Marketing Mix Modeling	Measure the effectiveness of marketing activities against business performance to guide future investments
			Activate Retail Media Intelligence	Plan and execute campaigns, and measure return on advertising spend in real-time for a clear view of what is resonating with clients
			Brand Architect	Develop successful brand strategies that connect with your consumers, increase your brand strength and deliver remarkable brand experiences
ANALYTICS	Identify the right products, content, places, promotions and next best actions to execute	Category Management Leaders, Sales, Marketing, Revenue Growth Management and Supply Chain Leaders	Shelf Architect	End-to-end assortment and merchandising suite
			Retail Price Optimization	Simplify and execute effective pricing strategies with an intuitive rules cockpit that helps automate the pricing process
			Digital Shelf	Location-based eCommerce analytics to assure product availability, optimize distribution and improve search results
			Precision Areas	Precise targeting to optimize local execution
			Business Drivers	Analytics embedded in Discover to identify performance drivers and recommended actions
			Test and Learn	Test and optimize local trade strategies before full deployment

Our Market Opportunity
We view our total addressable market (“TAM”) through our leading positions as a provider of Intelligence solutions in the Consumer Measurement market and Activation solutions in the Consumer Analytics market, which in 2024 is estimated at $57 billion based on a bottom-up analysis of more than 75,000 global companies. In the consumer intelligence market, we believe our clients are under immense pressure to understand and adapt to rapidly changing global consumer shopping behavior that is increasingly omnichannel and more complex. We also believe this has given rise to strong and increasing global client demand for neutral, independent third-party measurement and analytics that we provide.
Market Opportunity: Intelligence (Consumer Measurement)
We estimate the Consumer Measurement TAM was $18 billion in 2024, with $9 billion of that attributable to FMCG, $4 billion to T&D and $5 billion to Adjacent Verticals. Consumer Measurement involves the AI-driven collection and analysis of data to understand company and brand performance, primarily through point-of-sale, eCommerce measurement and consumer panel data. Our omnichannel measurement, consumer behavior and insights and retailer solutions are part of this market. We have expanded the size and growth of our TAM by entering new channels, such as eCommerce, new verticals, markets and categories. In 2023, we did so by acquiring a leading consumer intelligence player in T&D measurement, GfK, enabling us to apply our technology and advanced techniques to new end markets. We estimate that our consumer measurement TAM has $10 billion of whitespace which we believe we are well positioned to capture. The continued growth of eCommerce provides a growth tailwind for our granular and omnichannel data and analytics as clients seek to understand consumer behavior and make strategic and operating decisions across multiple sales channels. Moreover, penetration rates were approximately 20% in 2024 for large companies with annual revenue of more than $1.0 billion in end markets such as financial services, government, media and advertising and below 10% for smaller companies. Our comprehensive solution suite and flexible technology platform enhance our ability to serve clients of all sizes across various end markets.
Market Opportunity: Activation (Consumer Analytics)
We estimate the Consumer Analytics TAM was $39 billion in 2024, with $19 billion of that attributable to FMCG, $7 billion to T&D and $13 billion to Adjacent Verticals. Consumer Analytics comprises a diverse range of tools and solutions that utilize advanced techniques—including data mining, statistical analysis, predictive modeling, bespoke AI-generated analytics and insights on consumer behavior and target audiences—to drive strategic and operational decision-making. We estimate that this market has $20 billion whitespace and we believe it provides us significant whitespace to cross-sell and upsell our Activation solutions and penetrate new markets. In this market, our AI-powered technology platform and applications enhance our competitive advantage. Moreover, we believe our differentiated innovation, brand and media and analytics offerings will enable us to increase share of growing analytics expenditures from both existing and new clients, particularly for advanced, customized and AI-driven analytics. An example of our continued innovation and AI investment is our BASES AI Screener, which is a generative AI-based proprietary tool that leverages artificial personas to mimic human responses. This product, covering more than 35 categories in the United States, United Kingdom and Germany, enables more expansive concept testing and reduces project timelines from weeks to minutes. Further, we believe that the complementary nature of our measurement-based Intelligence and analytics-focused Activation solutions will enable continued growth in the dynamic and rapidly evolving analytics market.
Our Business Segments
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% of our revenue for the year ended December 31, 2025. Approximately 84% of Intelligence revenue for the year ended December 31, 2025 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.

Our Competitive Strengths
We believe the following capabilities form our core strengths and provide us with competitive advantages:
•Global Coverage: For more than 100 years, we have advanced the practice of data and analytics to provide our clients with a better understanding of consumers. As a leading global consumer intelligence company, we offer data and insights in 90 countries, covering approximately 82% of the world’s population, more than half the world’s GDP and more than $7.4 trillion in global consumer spend as of December 31, 2025, providing our clients with insights across diverse markets. We believe our extensive reach creates significant differentiation and would be difficult and costly to replicate. We also believe our clients highly value the ability to gain insights into global consumer trends across markets through a single provider, positioning us as a valuable partner.
•Data Scale, Breadth and Depth: The scale, breadth and depth of our datasets are critical to generating differentiated, mission-critical insights for clients, covering The Full ViewTM of omnichannel consumer shopping behavior.
•We manage more than approximately 160 petabytes of data and maintain proprietary databases with over ten billion product attributes, averaging over 40 attributes per product, including color, size, density, packaging and beyond, for each SKU sold and over 246 million unique product items managed in omnichannel and eCommerce retail, which we believe is one of the largest of its kind.
•In addition to data from over 8,900 retailers, we operate one of the largest global consumer panels, with more than 5.5 million panelists across over 50 countries. We collect data from leading eCommerce retailers and valuable first-party data directly from high-growth channels such as direct-to-consumer brands, social and quick commerce and emerging eCommerce platforms, including through our exclusive data partnership with Fetch Rewards, through which we obtain the information of approximately 12.5 million additional consumers. We also deploy more than 12,000 field auditors across 80 countries to collect data from small and local businesses in less densely populated regions, where digital data collection is often challenging.
•Datasets encompass more than 100 years of consumer shopping data, offering a distinct perspective on evolving consumer behavior and market trends. These extensive longitudinal datasets also enable us to build, train and test more relevant and accurate AI models to enhance data capture and insights for clients.
•Unified, Global, Single “Source of Truth”: We synthesize and integrate retail omnichannel measurement, consumer panel data, eCommerce and other sources within our Ecosystem, offering clients The Full ViewTM of consumer shopping behavior. This enables our clients to connect the “what” and “where” with the “who” and “why” of the consumer shopping journey, as in what the consumer bought, where they bought it, who the consumer is and why they bought. By incorporating data from both online and offline shopping and directly reading consumer perspectives, we can validate our insights, enhancing its accuracy and reliability. The ability to access a holistic view of consumer shopping behavior on a single platform across markets serves as key differentiator for our clients.
•Long-Standing Relationships with Retailers: Our strong, long-standing relationships with over 8,900 retailers in 88 countries are a key differentiator, allowing us to source unique and proprietary datasets that are difficult for others to replicate. These partnerships, built on mutual trust and our commitment to data governance, enable us to provide comprehensive consumer intelligence and decision support analytics. As one of retailers preferred global data partners, our collaboration with them enhances our competitive advantage and offers clients a holistic view of consumer shopping behavior worldwide.
•Leading, Global, eCommerce Capabilities: Our proprietary eCommerce data collection allows for in-depth coverage of eCommerce and emerging sales channels, which is a key differentiator and integral component of The Full ViewTM. We ingest data from leading eCommerce retailers, which allows us to provide a holistic omnichannel read of online and offline consumer purchasing behavior. Our leading eCommerce capabilities have led to meaningful new client wins and increased business from our existing clients. Among our Intelligence clients, the clients who made a purchase of eCommerce solutions in the specific year increased from 9% in 2021 to 29% in 2025, driving 32% eCommerce revenue growth year over year while representing an attractive cross-sell opportunity in eCommerce to gain the more than 71% of clients that remain.
•Cloud-Based, AI-Powered Technology Platform: Our AI-enabled platform delivers actionable insights empowering our clients to make informed and efficient decisions. By integrating data from multiple sources, our platform offers exceptional granularity and detail, enabling us to provide The Full ViewTM of consumer shopping behavior both online and offline. The scalability and flexibility of our technology platform allow our clients to produce relevant analyses in real time, while enabling us to seamlessly design, build, launch and roll out new products and features to our clients globally. This also drives our value creation flywheel, continuously growing data and insights, expanding client usage, attracting more data sharing and driving more innovation for brands, retailers and other clients ultimately improving outcomes for consumers.
•Proven, Experienced Management Team and Talented, Global Workforce: Led by CEO Jim Peck, our executive team has more than 150 years of combined industry experience leading data-centric technology companies. Mr. Peck and other members of our executive team successfully executed our large-scale transformation plan and have worked to position us for durable and profitable growth since the 2021 Carve-Out Transaction. Our skilled management team and highly talented workforce with deep domain expertise are valuable assets that deliver the value of The NIQ Ecosystem to clients and our other stakeholders.

Our Growth Opportunities
Our multi-faceted growth strategy leverages our brand, strong client relationships and competitive advantages as a leading provider of consumer intelligence to capture attractive future opportunities. Our key growth opportunities and strategies include:
•Innovate, Launch and Expand New Products: We aim to expand existing client relationships by delivering innovative products and solutions that meet clients’ evolving needs. Our solutions are scalable across clients, verticals and geographies, and our continued investment in AI-powered technology enables us to develop new capabilities, enhance our existing offerings and expand client share of wallet. Enhanced cross-selling opportunities allow us to capture more of our clients’ data and analytics spend, increasing the average number of solutions used by our clients. Recent examples of our new product innovation include eCommerce Measurement, Omnishopper, Digital Shelf, Revenue Optimizer and Retail Activate, among others. Of our top clients measured by revenue contribution, 94% have adopted at least one of these new capabilities, purchasing two new products on average. We are focused on expanding our eCommerce solutions to new and existing clients and recent efforts increased eCommerce penetration of our 100 largest clients by revenue in the United States and Europe by 38% from 2021 to 2025, resulting in a 40% increase in eCommerce revenue from those clients during the same period.
•Increase our Subscription Revenue Base: We believe our global footprint, innovation focus, enhanced and expanded data coverage and AI-powered technology platform support our ability to maintain high renewal rates and increase Intelligence Subscription contract value through up-selling of additional solutions, modules, reads and regions. Our dedicated on-site client success teams work closely with clients, enhancing retention and satisfaction through our strong value proposition. In 2025, our client success teams generated more than 13,000 sales-ready leads, which we estimate resulted in more than $122.3 million of additional revenue. We proactively engage clients in renewal discussions well in advance, focusing on solution quality and effectiveness, and we also deliver value-added product enhancements to support price increases. Our renewal strategy has enabled us to renew all of our largest clients by revenue that have come up for renewal since the 2021 Carve-Out Transaction, and has led to Intelligence Subscription net dollar retention of 105% and Intelligence total net dollar retention of 104% as of December 31, 2025.
•Extend Retailer Relationships: We have invested significantly to bring new capabilities for retailer clients and believe our comprehensive and granular insights position us for increased retailer collaboration and growth. For example, our acquisition of ciValue added a unique retail media platform for audience creation and measurement. We launched our new Activate platform, our software solution designed for retailer clients, to enable mutual and profitable growth between retailers and suppliers. These initiatives have led to strengthening relationships over the past several years, including with Walmart and Whole Foods. Retailers represent a significant potential growth accelerator as our solutions provide integrated data across a broader set of use cases needed to succeed in an omnichannel environment.
•Increase SMB Client Base and Penetrate International Markets: Through our commitment to innovation and investment, we have positioned our business for long-term growth with SMB clients and within international markets. For example, the GfK Combination significantly expanded our capabilities and international presence and allowed us to apply our advanced analytics to new verticals and categories. We see significant opportunities to add and expand relationships with SMB clients, an addressable market we estimate to be worth approximately $31 billion across 71,000 businesses. Our flexible technology platform allows us to tailor solutions to address SMB clients’ specific needs. We also see significant opportunities to broaden and deepen our footprint in developing markets, including Latin America and Asia Pacific. eCommerce penetration in these markets is growing rapidly and faster than it is in developed markets, and our global coverage enables our growth alongside our existing global clients as well as through new client acquisition.
•Expand within New Verticals: We are committed to broadening our presence by increasing coverage across channels with enhanced data coverage. Within FMCG, we continue to expand across the pet, beauty, tobacco and beverage and alcohol industries. We believe we can capture white space in adjacent FMCG sectors such as financial services, government and media and advertising, which have large TAM that we estimate to be $4 billion, $2 billion and $11 billion, respectively. In 2024, revenue from these adjacent and high growth verticals grew 16% and contributed one percentage point of our revenue growth. Within media and advertising specifically, our granular data and insights allow advertisers to target advertisements with high precision and measure the impact of, and returns on, their advertising spend. We also believe we have the opportunity for expansion into other areas, including healthcare, logistics and FMCG distributors.
•Leverage Strategic M&A: Our strategic acquisitions, including the GfK Combination, ten tuck-in acquisitions and a strategic investment since the 2021 Carve-Out Transaction, have supported our growth momentum. We intend to selectively pursue strategic acquisitions to complement our solutions and datasets, provide access to new markets or categories, enhance our technology and analytics capabilities and strengthen our competitive positioning. We believe this will enable us to increase value for our global client base, drive further innovation and cross-sell activity and enhance our long-term growth potential.

Our Attractive Business Model
We believe our leading market position, global footprint, neutrality, credibility, scope, quality and depth of our data, robust data governance and stewardship and our cloud-based, AI-powered technology platform will continue to contribute to our long-term growth and strong operating margins. We believe that our embedded, often on-site relationships with our clients position us to recognize future trends first-hand and innovate to proactively address the evolving needs of our clients. We have a highly efficient and attractive business model characterized by the following attributes:
•Mission-Critical Solutions Delivering Significant Value to Our Clients: Our solutions empower clients to make informed decisions that drive multi-billion-dollar revenue and expense budgets and provide critical support at a fraction of the value at stake. By leveraging our data-driven insights and advanced analytics, our clients can optimize their strategies and operations and maximize returns, regardless of market conditions. In both expansionary and challenging times, our tools offer the agility and precision needed to navigate complex and evolving consumer shopping preferences.
•Recurring and Diversified Revenue Base: We have a strong financial foundation underpinned by long-term enterprise client relationships, predictable growth and expanded margins. Our revenue model is predominantly subscription-based, and all of our Intelligence revenue, which represented approximately 81% of our total revenue for 2025, was recurring in nature. Additionally, approximately 73% of our Activation revenue, which represented approximately 19% of our total revenue for 2025, was highly reoccurring revenue. This provides us with strong visibility in our financial performance, allowing us to invest strategically in innovation and growth and generate margin expansion across our approximately 80% fixed cost base. Our revenue base is highly diversified across multiple industries with no single client comprising more than 5% of total revenue in 2025.
•High Client Retention and Net Dollar Retention: Our long-standing relationships with top global brands and retailers, as well as our focus on delivering innovation and increasing value, have resulted in high client retention rates. For example, we have renewed all of our largest clients by revenue, whose contracts have come up for renewal since the 2021 Carve-Out Transaction, providing a foundation for recurring revenues and a platform for growth. Our Intelligence Subscription Revenue, which accounted for 68% of total revenue in 2025, had a net dollar retention and gross dollar retention of 105% and 98% respectively, as of December 31, 2025. For all Intelligence Revenue, we have achieved net dollar retention of 104% and gross dollar retention of 98% for the same period.
•Scalable Operating Model: Our scalable “build once, deploy everywhere” business model, global presence and enhanced technology platform allows us to scale solutions rapidly, lower our cost to serve clients and grow revenue at increasing margins. Our strategic focus on cost optimization and efficiency will continue to expand our margins. Our embedded AI capabilities and expansion to alternative data collection methods and sources have helped reduce our Cash Data Costs from 22% of revenue in 2021 to 15% for the year ended December 31, 2025. We are also reducing personnel costs by expanding our presence and talent in lower cost countries. The reduced operating costs and overhead savings through targeted efficiencies and synergies have strengthened our operating leverage. Our CEP is completed while cost synergies from the GfK Combination are expected to be substantially realized by 2026.
•Strong Cash Flow Generation: Our business model supports strong cash flow generation, driven by our recurring revenue base, efficient cost structure characterized by a primarily fixed cost base and limited maintenance capital expenditure requirements, which we expect to normalize as our investment in our transformation initiatives are substantially complete. We have a proven ability to deploy capital in strategic, value accretive M&A which complements our organic growth and further enhances our financial profile.
Our Clients
We believe our client value proposition is reflected by our large and long-tenured client relationships. As of December 31, 2025, we served approximately 23,000 clients worldwide, ranging from multi-national brands and retailers to SMB. Our clients include approximately half of the Fortune 500 and nearly 80% of the Fortune 100 companies. Over decades, we have grown alongside some of the world’s largest consumer brands. For example, Coca-Cola has been a client for 100 years, Colgate for over 80 years, Nestlé for nearly 75 years in FMCG and we have longstanding relationships with Samsung and Sony in T&D. We also serve new and emerging brands as well, such as Malk, Great Lakes Brewing, SharkNinja and Serenity Kids and collaborate with top U.S. retailers like Target and Walmart, as well as international retailers like ALDI and LIDL. Leveraging our leading positions in the FMCG and T&D industries, we continue to expand within pet, beauty, tobacco, beverage and alcohol, as well as other fast-growing adjacent verticals, including financial services and government media and advertising, to capture significant whitespace opportunity.
Our go-to-market strategy seeks to seamlessly integrate into our clients’ enterprises, embedding our solutions, insights, analytics and software into their workflows and decision-making processes. This integration offers clients significant returns on their investments. We believe clients such as Coca-Cola, Samsung and Procter & Gamble, who each spend billions of dollars every year on trade, advertising and research and development can allocate less than 2% of that spend to our solutions to drive strategic and operating decisions that can have out-sized impacts on their results. For example, our insights help Coca-Cola manage a $2.5 billion trade spend and $5.1 billion advertising budget. In 2024, changes in price, the mix of products and packages sold and the mix of channels and geographic territories where sales occurred accounted for an 11% increase in their revenue. Our solutions help clients capture these kinds of strategic growth opportunities through pricing, product and geographic decisions to drive growth and profitability.

Our Go-to-Market Approach
Our Go-to-Market approach, encompassing sales and client success strategies, is driven by our commitment to put clients at the heart of everything we do. We focus on anticipating client needs and creating long-term value by aligning our global expertise with local market demands.
Key Strategies
•Regional Sales Structure: Our sales and client success teams are organized regionally: Americas, EMEA and APAC, utilizing a primarily direct sales model to penetrate and expand within our clients’ organizations.
•Unified, Embedded Solutions: Our unified data, analytics and software solutions are embedded into our clients’ mission-critical workflows and business processes. Regularly used by their internal teams across the enterprise, our solutions provide a holistic view of global consumer shopping behavior and serve as gateway to The NIQ Ecosystem, supporting various use cases and category-specific applications.
•Dedicated Client Success: Our highly skilled and technical product specialists, whether on-site clients’ offices or virtually, help clients maximize value of The NIQ Ecosystem. Our associates work closely with clients to help them leverage our NIQ data, analytics and software to anticipate competitive trends, power strategic and operational decision-making and identify growth opportunities. In 2025, our client success teams generated 13,000 sales-ready leads, which we estimate resulted in more than $122.3 million of additional revenue.
We believe our global value proposition and client-focused, go-to-market approach is differentiated in the market given our ability to serve clients’ needs across categories and products in 90 countries. Also, our highly skilled employees and embedded solutions deepen client relationships and engagement with our core Intelligence measurement solutions. As clients grow, they add additional products and market reads to their subscription, and also Activation analytics products to predict and drive innovation. This approach creates opportunities to identify and cross-sell additional products and capabilities to better serve our clients’ needs and to capture a larger share of our clients’ spending on data intelligence. Among all of our clients in 2025, the adoption rate of these new solutions was more than 30%, representing an actionable penetration opportunity of approximately 70%.
We have also implemented a proactive renewal strategy with consistent, value-based pricing, the success of which we believe is reflected in our improved client renewals and retention. Since the 2021 Carve-Out Transaction, our client-focused innovation and other operational improvements enabled us to renew all of our largest clients by revenue that have come up for renewal, leading to Intelligence Subscription net dollar retention of 105% and Intelligence total net dollar retention of 104% for 2025.
Competition
Our market is highly competitive and subject to rapid changes in client requirements, industry standards, new product introductions and improvements of legacy systems. Our competitors vary in size and product focus, but we believe that none matches our scale, breadth and depth. For example, some of our competitors mainly compete in retail measurement in the United States, but have limited presence in international markets, while others focus on consumer panel offerings across the United States and Western Europe, but do not provide retail measurement services. For our Intelligence offerings, we primarily compete with consumer measurement service providers such as Circana, LLC (“Circana”), Kantar Group, Ltd. (“Kantar”), YouGov plc, IDC and SpinsInternational Data Corporation and SPINS LLC. For our Activation offerings, we primarily compete with analytics providers such as Circana and Kantar, and smaller competitors including providers of point solutions and research.
We believe our scale, long-standing client relationships and comprehensive solution suite allow us to provide a competitive advantage and effectively navigate disruptions in the sector. This can be illustrated by recent win-backs of global clients, which were opportunities we were able to seize due to the strength of our differentiated Intelligence and Activation solutions. We believe we compete favorably across several factors, including:
•comprehensive global reach;
•data scale, breadth, depth and accuracy;
•data security and stewardship;
•platform scalability;
•ease of deployment and implementation speed;
•long-standing relationships with retailers;
•client support and satisfaction;
•product innovation; and
•AI leadership.

Employees and Human Capital Resources
As of December 31, 2025, we employed 38,760 employees worldwide, including over 2,350 employees in the United States. We engage temporary employees, independent contractors and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any material work stoppages, and we consider our relations with our employees to be good.
At NIQ, our people are at the heart of everything we do. We view our human capital-related initiatives as an ongoing priority. Such initiatives include: (i) implementing a robust talent acquisition approach, including through competitive pay and (ii) offering our employees a full suite of benefits, including health, dental, vision and life insurance, a 401(k) plan (with match) and paid parental leave. We foster a workplace that is diverse, equitable and inclusive. As of December 31, 2025, we employed over 4,370 employees dedicated to technology, AI and data science functions. Our diverse and talented workforce – our human intelligence – is one of our most valuable assets, driving our capabilities in cloud-based technology, AI, analytics and modern marketing techniques. We are committed to fostering a culture of high-performance and innovation and our organization is aligned around five core NIQ Priorities:
•Client at the Heart of Everything We Do: Create a differentiated client experience.
•Re-Invest for Growth: Make smart investment choices aligned with our clients’ needs.
•Data Excellence: Delight our clients with industry-leading data quality, coverage and granularity.
•Market-leading Technology: Invest in, build and deploy the best technology in the industry.
•Principles-led Culture: Invest in our people, capabilities and culture.
A key component of our company culture is shaped by the NIQ Principles, which provide a practical framework for all employees to execute, collaborate and make decisions. Our NIQ Principles are as follows:
•Client Obsessed: Put clients’ success at the center of our strategy and decision-making.
•Driven to Win: Be passionate about being the best at what we do.
•Accountable for Results: Own, solve & deliver as one team.
•Committed to Integrity: Create a culture that makes you proud; treat all people with dignity.
The NIQ principles are embedded in performance management, hiring, promotion and are reinforced throughout the year through workshops and our NPS. Also, employee engagement and inclusion are crucial for unlocking individual and team performance, innovation and productivity. We measure engagement and inclusion using Gallup’s survey methodology and have made it a priority for all people leaders to drive continuous improvement.
We are committed to fostering a high-performance culture of excellence, inclusivity and continuous improvement. By investing in our people and aligning our efforts with our core NIQ Principles and Priorities, we strive to create an environment where every employee can thrive and contribute to our mission of delivering The Full ViewTM.
Intellectual Property
Our intellectual property is a strategic advantage, and protecting it is critical to our business. Because of its importance, we treat our intellectual property, including our brand, software, technology, know-how, concepts and databases as proprietary. To establish, maintain, protect and enforce our intellectual property, we generally rely on a combination of patent, copyright, trademark and trade secret laws of the United States and other countries, as well as certain contractual rights, such as confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors and clients.
Our registered IP portfolio consists of U.S. and international patents, patent applications, trademark registrations, trademark applications, copyright registrations, copyright applications and domain name registrations. We pursue additional intellectual property protection when we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the section titled “Risks Factors—Risks Related to our Intellectual Property.” We license our intellectual property rights to third parties on arms-length terms, often through standard licensing frameworks designed to protect our syndicated data, proprietary materials and related intellectual property. These agreements typically set forth the scope of use of the licensed intellectual property, impose restrictions on use (including no redistribution, public claims or reverse engineering), mandate certain security obligations and clarify that we retain ownership of all syndicated data and pre-existing intellectual property, with all rights reserved.
We also license certain intellectual property that is important for our business from third parties. For example, we entered into a Trademark License Agreement, by and between The Nielsen Company (US) LLC, a subsidiary of our former parent company Nielsen Holdings Limited (formerly Nielsen Holdings plc), and Nielsen Consumer LLC, our indirect subsidiary, dated as of March 5, 2021 (the “Nielsen License Agreement”). Pursuant to the Nielsen License Agreement, The Nielsen Company (US) LLC, our former parent company, granted us an exclusive license to use certain trademarks and service marks, including “NielsenIQ” in connection with our core business and a non-exclusive license to use certain tradenames and service marks in connection with certain other fields. The Nielsen License Agreement will expire on March 5, 2041 unless otherwise terminated as provided in the agreement.

Global Responsibility and Sustainability
We lead Environmental, Social and Governance (“ESG”) initiatives, ensuring that our impact resonates profoundly within the communities we serve.
Our Governance, Strategy and Commitments
At NIQ, we uphold responsible business practices through a framework of policies, standards and oversight that fosters an ethical corporate culture across our global footprint.
Our Chief Legal Officer (“CLO”) oversees NIQ’s ESG strategy and leads a central ESG team responsible for driving progress across our priorities. This team works with stakeholders throughout the business to advance our strategy, coordinate cross-functional execution and manage reporting and disclosure efforts. In 2025, we further refined our internal ESG governance framework to strengthen accountability and coordination across functions. This framework defines roles and responsibilities for our sustainability priorities. Our Board of Directors and CEO review and approve key aspects of our ESG strategy and take an active role in major business decisions related to ESG. The Audit Committee of the Board receives regular updates from the central ESG team. The Audit Committee, in turn, keeps the full Board apprised of evolving regulations related to ESG risks and our sustainability efforts.
In 2022, we undertook a comprehensive assessment of the most significant ESG risks and opportunities pertinent to our organization. In 2023, we integrated these ESG-related risks into the company’s overall Enterprise Risk Management (“ERM”) framework to identify action plans and controls. Our Corporate Audit Staff team is responsible for facilitating the ERM program to help management identify, report, manage and monitor company-wide risks and mitigation strategies on a regular basis. Twice a year, ERM assessments are discussed formally with the Audit Committee, our CFO and CLO.
ESG topics are assessed within the ERM framework. Since completing our third-party ESG risk and opportunity assessment in 2022, we have continued to integrate the identified focus areas into our ERM framework, to guide risk assessments, mitigation efforts and action plans. These ESG focus areas are integral to our operational framework and reflect our dedication to fostering sustainable practices that benefit both our organization and the communities we serve. While these ESG focus areas are a blueprint for our ESG commitments and initiatives, we continuously review the relevance of these ESG focus areas on an annual basis to reflect the evolving business landscape.
Our ESG commitments across the identified focus areas include:
•Data Management – We are committed to safeguarding all of our digital information and delivering secure, accurate and relevant market and consumer data, enabling clients to gain meaningful insights that drive informed business decisions and foster growth.
•Business Ethics – We are committed to integrity as the foundation of our business operations. We have established a comprehensive framework of policies and standards to promote responsible business practices and cultivate an ethical corporate culture.
•Diversity, Equity and Inclusion – We are committed to fostering an inclusive and equitable workplace where everyone can be their authentic selves and embedding these principles in everything we do.
•People Management – We are committed to nurturing a dynamic culture that embraces and celebrates openness, collaboration, creativity, equity and inclusivity.
•Environmental Responsibility – We are committed to creating a thriving future by focusing on actively mitigating our environmental impacts and adapting to the realities of climate change. We leverage our unique expertise to support our clients in transitioning to a more sustainable marketplace, recognizing our responsibility to drive positive change for the planet.
To build on these existing focus areas, our company completed a formal reassessment in 2025 in alignment with the principles of double materiality, whereby a sustainability issue is considered material if it presents a significant impact on society or the environment and a significant impact on a company’s value drivers, competitive position and long-term shareholder value creation. This Double Materiality Assessment (“DMA”) informs the evolution of our ESG strategy and reporting in alignment with global standards such as the EU Corporate Sustainability Reporting Directive (“CSRD”) and the SEC’s climate disclosure rule, which was adopted on March 6, 2024 and is currently stayed by an SEC order issued on April 4, 2024 pending judicial review. The DMA revealed key financial risks—privacy, cybersecurity, data integrity and climate change—alongside opportunities in energy efficiency and waste reduction, while NIQ’s operations influence energy use, emissions and e-waste.

Data Management
Overview
We collect and analyze market-level and consumer data, enabling a comprehensive understanding of consumer behaviors and market trends. A portion of NIQ’s consumer data is derived from consumers who voluntarily participate in panels, surveys and research activities, which support clients in making informed product and pricing decisions, assessing brand image and perception and understanding consumer behaviors and attitudes to inform product development, ultimately helping clients reach and engage more customers. In addition to working with this data, we operate in rapidly evolving global markets characterized by shifting consumer-driven market dynamics, the growth of generative AI and increasingly complex data regulations—particularly the expanding U.S. state privacy, security, and AI landscape.
Our data management approach is global in scope and anchored in standardized governance across jurisdictions. In addition to the evolving U.S. landscape, we maintain a compliance posture with the privacy and personal data protection laws in all markets where NIQ operates, such as GDPR in EU/UK, PIPL for China and LGPD in Brazil. We maintain an adaptive posture designed to ensure consistent controls and localized implementation through the NIQ Privacy Program.
For investors, these programs protect revenue quality by increasing data reliability, reducing remediation and rework, supporting client trust and underpinning renewals and long-term contracts. Our governance cadence and control environment are designed to mitigate operational, regulatory and reputational risks that could otherwise impact delivery and margin.
Data Collection and Security
We collect personal data from various sources, including panel members (individuals or households), survey participants, website visitors and contacts through various communication methods. We implement measures designed to safeguard information and ensure its relevance and accuracy, including data minimization standards and retention periods.
Our data security measures include 24/7/365 incident response, threat intelligence, antivirus protection, firewalls, multifactor authentication and access controls. Our NIQ Cybersecurity Program leverages the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and Center for Internet Security (“CIS”) Critical Security Controls (“CSC”), supported by Security Information and Event Management (“SIEM”) based incident response, endpoint detection and response, privileged access management, dynamic/static application security testing, patch and vulnerability management and logical access controls, overseen by the Information Technology Governance, Risk and Compliance (“IT GRC”) Committee.
These controls are designed to reduce incident likelihood and dwell time, protect delivery commitments and sustain client confidence. Our emphasis on preventative controls and rapid detection/remediation supports operational resilience and risk mitigation.
AI Governance
While there has been a recent surge in the use of generative AI, our company has a long-standing commitment to innovation, having integrated machine learning and AI into our backend processes to ensure data is accurately tagged, high-quality and up to date. Our responsible AI approach emphasizes human oversight at critical decision points, documented use constraints and client-facing transparency about AI-assisted deliverables. Prospective use cases are prioritized where automation measurably improves quality, speed or insight while maintaining compliance.
We operate under the NIQ Global AI Policy, which requires use of NIQ-approved tools within a private AI environment, mandates human-in-the-loop validation and prohibits use of public AI platforms or training/fine-tuning any model with NIQ data. Governance is led by the AI Safety, Compliance & Guidelines Enablement Group and the Derived Insights (AI / Machine Learning (“ML”)) Domain Architecture Council.
Our expanded focus on generative AI allows us to explore conversational interfaces, task fulfillment and analytical insights, including BASES AI Screener and Synthetic Panels. To support responsible AI use, we have also implemented updated Data Sharing Guidelines, which expand AI-related client restrictions—no public AI, no Large Language Model (“LLM”) training or fine-tuning with NIQ data and constraints around bot-based extraction from Discover.
For investors, our AI governance reduces model and data misuse risk, safeguards intellectual property and supports scalable innovation in a manner intended not to compromise privacy or contractual obligations.
Adaptation to Market Changes
The COVID-19 pandemic brought unique challenges for our data collection mechanisms. Our company adapted swiftly to evolving market trends in the retail sector, addressing challenges such as the inability to conduct physical store counts and a rapid shift to eCommerce. In 2022, we launched a global analysis to identify and prioritize 21 key markets for reassessment. This proactive approach enhanced our data accuracy through a rolling establishment survey. By expanding this strategy globally, our data reflects current market conditions, enabling clients to navigate changes confidently while maintaining our standards of excellence.
These adaptations strengthened coverage and timeliness in priority markets, supporting product delivery consistency and reducing downstream adjustments in client outputs.

Data Governance and Quality Programs
Data quality is a shared responsibility across our company. Within our operations, we have established data governance mechanisms along the data lifecycle, which are supported by global data governance teams. These teams monitor progress across all markets and provide guidance on tailored local data practices for compliance, including the specific and technical aspects of managing data.
Our Retailer Accreditation Protocol (“RAP”) ensures thorough data testing and quality assessment for retailers during onboarding, with RAP score refresh cadence and monthly Data Quality Inputs (“DQI”) monitoring per 2025 standards. Pursuant to RAP, we score each retailer’s data during onboarding based on defined criteria, and then use a separate DQI program to highlight risks, which we seek to mitigate through improved inputs from such retailer. Exceptions for onboarding non-compliant but strategically critical retailers are managed through a global cadence and leadership approvals.
We utilize the Quality Control Tower (“QCT”) and intelligent QCT (“iQCT”) for real-time monitoring and validation of field data collection, supported by automated checks, Store-Level Analysis (“SLA”) UI and supervised remediation via Collection Buddy (“CoBu”), our collection assistant. QCT is patented (US, July 2022), providing competitive differentiation. eCommerce data is gathered through secure methods, including encrypted point of sale data and cloud-to-cloud sharing, with rigorous validation processes. Predefined formats and password-protected protocols are applied globally and undergo automated validation upon integration.
For investors, RAP/DQI controls and QCT/iQCT automation reduce input variability and rework, supporting predictable delivery timelines and revenue quality. These programs also drive continuous improvement in supplier performance and data integrity.
Panel Integrity and Supplier Controls
We are committed to safeguarding our data, especially the reliability and integrity of our consumer panels, surveys and research activities. We implement strategic safeguards to mitigate fraud risk, improve sample integrity and protect the reliability of insights delivered to our clients, which thereby reduces reputational and operational risk. We only allow incoming data from approved sources and secure these data transfers through standardized procedures alongside escalation protocols across all borders, ensuring quality and minimizing human error. Our system-generated checks help identify duplication and errors, which assists in ensuring high-quality data delivery.
More specifically, NIQ employs a layered registration and security approach designed to support secure user authentication and fraud prevention, including recruitment fraud reviews, two-factor authentication and digital fingerprinting. This approach combines centralized identity verification and multi‑factor authentication with automated eligibility, deduplication and geographic controls during onboarding and profiling. Collectively, these measures are intended to enhance consumer account security, reduce fraudulent activity and strengthen the overall quality and trustworthiness of survey and panel‑based data used in client analytics.
Regulatory Compliance and Risk Management
We maintain an adaptive compliance posture in response to evolving privacy, data security and AI laws around the globe. In response to the administration’s concerns around sensitive data and adversarial access, NIQ has instituted administrative, contractual and technical controls, including third-party risk management assessments, aligning our compliance program with the U.S. DOJ Data Security Program (“DSP”) Final Rule (28 CFR Part 202), affecting cross-border data transactions involving countries of concern.
Beyond the United States, NIQ applies the same adaptive compliance approach in APAC and EMEA, providing regulatory support as new privacy laws and implementing regulations come into force. This includes, for example, supporting compliance with evolving data protection regimes in APAC such as China (Personal Information Protection Law – PIPL), India (Digital Personal Data Protection Act – DPDP Act), and Vietnam (Personal Data Protection, Law 2025 - PDPL), as well as the Executive Regulations of Egypt’s Personal Data Protection Law (Law No. 151 of 2020) in EMEA. These efforts ensure that NIQ’s global privacy program remains aligned with regional legal developments while maintaining consistent data protection standards worldwide.
Legal and Regulatory Matters
Various aspects of our operations are subject to foreign, federal, state and local laws, rules and regulations, any of which may change from time to time. Laws and regulations affecting our business may change, sometimes frequently and significantly, as a result of political, economic, social or other events.
The following discussion highlights our key areas of government regulation. For additional information regarding the effects of government regulation on our business, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Sanctions Compliance
We are subject to laws and regulations imposed by the United States (including those imposed by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”)) and other authorities outside of the United States that may prohibit us or our affiliates from doing business in certain countries or territories or restrict the type of business that may be conducted by our affiliates.

As a result of the conflict between Russia and Ukraine that began in February 2022, various government authorities, including the United States, United Kingdom and European Union (“EU”), enacted sanctions against Russia and Belarus and certain Russian and Belarusian interests. In response to these developments, we have had to undertake changes in how we operate in Russia and Belarus. While we continue to hold shares in our operational Russian subsidiaries, these entities are locally managed and act autonomously and are overseen solely by management within Russia without day-to-day or other supervision by us. We have undertaken measures designed to limit the provision of services or support to those Russian subsidiaries and the receiving or sending of any financial information to or from the subsidiaries, and we have taken measures to stop the collection or sending of funds to or from Russia. We also currently do not have any non-Russian directors at the Russian subsidiary level.
Data Privacy and Security Laws and Regulations, and AI Laws
Numerous state, federal and foreign laws, regulations and standards govern the processing and protection of personal information, and could apply now or in the future to our operations or the operations of our partners, third-party providers and others upon whom we commercially rely. In the United States, numerous federal and state laws and regulations, including comprehensive state privacy laws such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, data breach notification laws and consumer protection laws and regulations govern the processing and protection of personal information.
•Comprehensive U.S. State Privacy Laws: Sixteen U.S. states — California, Colorado, Connecticut, Delaware, Iowa, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia, — have enacted comprehensive privacy legislation, currently in effect, intended to provide consumers with greater transparency and control over their personal information by providing consumers in these states with certain rights regarding their personal information and by requiring businesses to make certain disclosures and take certain other acts in furtherance of those rights. An additional three states— Indiana, Kentucky and Rhode Island have passed similar comprehensive privacy laws, which will go into effect over the course of 2026.
•Data Breach Notification Laws: All fifty U.S. states, the District of Columbia and some U.S. territories have adopted data notification laws that may require notice be given to affected individuals, regulators, credit reporting agencies and/or others when certain types of data has been compromised as the result of a security breach or incident. In the event of such a security breach, our compliance with these laws may subject us to costs associated with investigation, notice and remediation, as well as potential litigation or investigations and enforcement actions from applicable regulatory authorities.
•Federal Trade Commission Act (the “FTC Act”): The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices. Our data processing practices and the security measures we employ to safeguard the personal data of consumers could also be subject to the FTC Act, and our data practices or our failure to safeguard data adequately may subject us to regulatory scrutiny or enforcement action.
•U.S. State Unfair and Deceptive Acts and Practices Laws: Many states have enacted statutes that prohibit unfair and deceptive acts and practices. NIQ and others in the industry may be subject to these laws with respect to the use and disclosure of consumer personal information.
In addition, certain foreign laws govern the privacy and security of personal data, including:
•The General Data Protection Regulation (EU) 2016/679 (“GDPR”): The GDPR establishes a robust data protection and privacy standard and together with local laws (including the Irish Data Protection Acts 1988-2018) grants EU citizens various rights in relation to their personal data, including the right to access their personal data that is held by a company, by way of a data subject access request. The GDPR imposes operational, data processing and other technical and organizational requirements with which we must comply. These requirements include implementing appropriate measures in place to ensure that EU citizens can properly exercise their data subject rights, and ensuring that adequate safeguards are in place when transferring personal data internationally, both intragroup and to third parties (for example, by implementing standard contractual clauses).
•The UK GDPR and the UK Data Protection Act 2018: In the United Kingdom (“UK”), the privacy and security of personal data is governed by the UK Data Protection Act 2018 and the UK GDPR (as defined in the Data Protection Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019). These laws establish robust data protection and privacy standards, impose operational data processing obligations and grant UK citizens various rights in relation to their personal data, including the right to access their personal data held by a company by way of a data subject access request. These laws also impose other technical and organizational requirements with which we must comply, including implementing adequate safeguards when transferring personal data internationally, both intragroup and to third parties (for example, by implementing the UK Addendum or the UK International Data Transfer Agreement (“UK IDTA”) where required). Additionally, on June 19, 2025 the Data (Use and Access) Act (“DUAA ”) took effect, introducing certain, relatively minor, amendments to the data protection regime in the UK and therefore creating a slight divergence between the EU and UK data protection regimes.

•Directive 2002/58/EC (as amended by Directive 2009/136/EC) (“ePrivacy Directive”): This directive is transposed into law in each EU member state so local transposition and enforcement can vary. It contains a prohibition on accessing information on a person’s device, such as through the use of cookies and other similar technologies, without informed consent, as well as rules on direct marketing. On November 19, 2025, the European Commission published the Digital Omnibus Package (“Omnibus Proposals”), aimed at simplifying the EU’s digital regulatory framework. The Omnibus Proposals would streamline the rules governing cookies and tracking technologies, potentially removing the requirement to obtain explicit consent for certain categories of cookies. If adopted, these changes could ease compliance obligations around the use of cookies and tracking tools in the EU. In the UK, the ePrivacy Directive was transposed into UK law as the Privacy and Electronic Communications (EC Directive) Regulations 2003 (“PECR”) which imposes equivalent requirements on our UK operations. The UK’s DUAA made certain limited amendments to PECR, most notably brining its enforcement powers in line with the UK GDPR, so that monetary penalties under PECR can now reach the greater of €17.5 million or 4% of an organization’s total worldwide annual turnover.
The above laws have direct effect in the EU and UK, but also have extra-territorial scope. For example, the GDPR and the UK GDPR apply to processing outside of the EU and the UK, respectively, if such processing involves the offering of goods and services to individuals in the EU or UK, as applicable, or the monitoring of the behavior of such individuals. We have seen a recent trend of data privacy laws globally operating with extra-territorial scope, and data protection regulators enforcing compliance within their jurisdiction by international organizations. Our business activities may therefore be subject to data privacy laws and regulations in other international jurisdictions by virtue of either operating in or offering goods and services in those jurisdictions.
Regulations related to AI technologies may also impose certain obligations and restrictions on our use of data. For example, in 2024, Colorado adopted the Consumer Protections for Artificial Intelligence Act and the EU adopted a new regulation applicable to certain AI technologies and the data used to train, test and deploy them (“EU AI Act”). The EU AI Act entered into force on August 1, 2024, and its requirements will become effective on a staggered basis, between February 2, 2025 and August 2, 2027, with the main provisions due to come into force on August 2, 2026. Classifying AI systems according to risk, the EU AI Act imposes a range of obligations on developers, importers, distributors and users of AI systems, and also imposes prohibitions on certain high-risk AI practices. It also carries a range of enforcement powers for the European Commission’s newly established AI Office to exercise, including fines of up to €35 million or 7% of an organization’s annual turnover for the previous year, and the authority to recall or restrict AI systems and require corrective action. The Omnibus Proposals could introduce future changes to the applicable obligations under the EU AI Act including, in particular, pushing back compliance deadlines for high-risk AI systems.
In the UK, the Government has pledged to implement legislation imposing obligations on developers of the most powerful AI models. This framework is expected to take the form of a principles-based regime intended to foster growth and development of AI technologies, however, there have been delays with this proposal and a UK AI bill is not expected until mid-2026 at the earliest. Sector-specific guidance on AI has already been published by regulators in the UK, including the Competition and Markets Authority and the Information Commissioner’s Office.
AI, data privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Corporate Information
On January 21, 2025, AI Global Investments (Netherlands) PCC Limited (the “Advent Shareholder”) acquired Flower Road Limited, an Irish private company with limited liability that was incorporated in Ireland on June 6, 2017 as a dormant company. On January 23, 2025, we renamed such entity NIQ Global Intelligence Limited. On June 12, 2025, NIQ Global Intelligence Limited was re-registered under the Irish Companies Act 2014 as a public limited company and was renamed NIQ Global Intelligence plc. On July 22, 2025, in connection with the IPO, NIQ Global Intelligence plc became the direct parent of AI PAVE Dutchco I B.V. (“AI PAVE”) and the indirect parent of other intermediate holding companies, including AI PAVE Dutchco II B.V., AI PAVE Dutchco III B.V. (collectively, with AI PAVE, the “AI PAVE Entities”), and Intermediate Dutch Holdings B.V. (the “Reorganization”). All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
We began trading on the New York Stock Exchange (“NYSE”) under the symbol “NIQ” on July 23, 2025.
Available Information
Our website is www.nielseniq.com. We make available on this website, free of charge, access to our press releases, conference calls, annual and quarterly reports and other documents filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after these reports are filed or furnished. We also make available through the “Investor Relations” section of this website information related to the corporate governance of NIQ, including position specifications for the chair and each of the members of our Board of Directors, as well as for committee chairs; the Corporate Governance Guidelines; the charters of each of the standing committees of the Board of Directors; our Code of Business Conduct and Ethics; and our Speak Up and Non-Retaliation Policy. All of these documents are also available to shareholders in print upon request.
All reports and documents filed with the SEC are also available via the SEC website, www.sec.gov.

Item 1A. Risk Factors
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before deciding to invest in our ordinary shares. If any of the following risks should occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ordinary shares could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we do not currently deem material may also become important factors that adversely affect our business.
Risks Related to our Business and Operations
1. We derive a significant portion of our revenues from sales of our subscription-based products. If our clients terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from long-term subscription contracts, which are typically two-to-five years in duration. This has generally provided us with revenue that is recurring in nature due to high renewal rates among our clients, as demonstrated by our net dollar retention rates. If clients terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our clients have no obligation to renew after the expiration of their initial subscription period, and current subscriptions may not be renewed at the same or higher dollar amounts, if at all. Our client renewal rates may decline or fluctuate due to a number of factors, including client dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the consumer data measurement marketplace and the industries in which we operate, mergers and acquisitions affecting our client base and general economic conditions or reductions in our clients’ spending levels. If our clients do not renew their agreements, require pricing concessions, terminate their agreements, renew their agreements on terms less favorable to us or fail to license additional product subscriptions, our revenue may decline, and as a result our business, results of operations and financial condition could be adversely affected.
In addition, as our products evolve and competitors introduce lower cost or differentiated products that are perceived to compete with our products and services, our ability to license subscriptions for our products could be impaired. Similarly, our subscription revenue could be adversely affected if clients perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with products offered by other companies that operate in adjacent markets and compete with our products. In addition, the value of our products and services to our clients depends, in part, on our clients’ ability to use them as part of an overall effective marketing strategy and as permitted by regulations related to data subject consent.
2. We rely on third parties to provide certain data, services and information technology and operations functions in connection with the provision of our current products and services. The loss or limitation of access to that data, or to those services or functions, could harm our ability to provide our products and services.
We rely on third parties, including retailers, panelists and other third parties, to provide data, services and information technology and operations functions for use in connection with the provision of our current products and services, and our reliance on third-party providers is growing. For example, we enter into agreements with third parties to obtain data from which we create products and services and we recruit panelists to provide data from which we create products and services. We also obtain certain data from data sharing arrangements with companies who may compete with us. These suppliers of data may increase restrictions on our use of such data due to factors such as heightened regulations related to consumer privacy, cybersecurity risk and failure to adhere to our or their quality control standards or otherwise satisfactorily perform services. Third-party data providers may also increase the prices they charge for data or the terms under which they provide us data or refuse altogether to license the data to us (in some cases because of exclusive agreements they may have entered into with our competitors). In the event that such data and services are unavailable for our use or the cost of acquiring such data increases, or such third-party data provider refuses to provide data, or fails to deliver data to us, our ability to provide products and services to our clients may be adversely impacted, and as a result our business, results of operations and financial condition could be adversely affected.
We also obtain consumer retail data from retailers and other third-party providers who agree to share information with us about their inventory, sales, pricing and client behavior but may in the future elect not to do so or may reduce the amount or frequency of data they provide to us for various reasons, such as competitive pressures, changes in their business strategies, technical difficulties or legal and regulatory restrictions. Additionally, we have no control over the data provided by retailers and other third-party providers and such data may not reflect the entire market or actual performance of our clients, markets and segments, as it is based on a sample of retailers and other providers and may contain defects, errors, omissions or inconsistencies. There might be gaps in the data collected and provided to us, and while we have models and procedures to leverage our data collection samples and scale them in an efficient and systematized manner, these methods may not always result in accurate information that is representative of all regions in which we provide products and services for our clients. If we lose access to the data provided by retailers or if such data is incomplete, inaccurate or delayed, it could result in rejection or delay in market acceptance, damage to our reputation, loss of revenue, a lower rate of subscription renewals or upgrades or a lower demand from our products and services which could affect our business, results of operations or financial condition.

Consolidation of such data sources could increase the cost of such data. Panelists may choose not to participate in our panels or may not contribute to panels in a way that is satisfactory for data collection. In addition, we are dependent upon third parties for the performance of a significant portion of our information technology and operations functions. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions in a timely and satisfactory manner.
We do not have control over the operations of our third-party data sources. Our operations could be impacted because of disruptions from the temporary interruptions of the services provided by these third parties or if third parties fail to provide us with quality data. If we are party to data sharing arrangements with competitors, they may be less incentivized to confirm the quality of the data they provide to us. The data that we receive from panelists is prone to human error and may not be accurate. If our models cannot accurately account for this variability, the quality of the products and services we deliver to our clients may be negatively impacted, which could have an adverse effect on our reputation and financial condition.
Such third-party data sources may also be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our or their control. All of the aforementioned risks may be exacerbated if our or the third-party data sources’ business continuity and disaster recovery plans prove to be inadequate in such scenarios. Furthermore, performance delays or interruptions, payment defaults or bankruptcy of our counterparties may adversely affect our business. If such data, services or functions are unavailable for our use or the cost of acquiring such data, services or functions increases, our business, results of operations and financial condition could be adversely affected.
Further, our third-party vendors and data sources are subject to our vetting and onboarding processes. Validation of our vendors and data sources around the world can be challenging and our vetting process may not eliminate all associated risks, particularly since the information shared is largely dependent on the vendor or data source level of transparency. If one or more of the vendors we contract with engage in business practices in violation of our policies, contractual obligations or applicable laws, we could experience damage to our reputation and suffer an adverse impact on our business, results of operations and reputation.
3. Our business may be harmed if we are unable to collect high quality and representative retail information or if the scope of information we collect or the quality of the data and insights we provide clients is impaired or otherwise does not remain competitive.
Our success depends on our clients’ confidence in the depth, breadth and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. We believe that the depth, breadth and accuracy of our data is a competitive advantage, and that the impairment in our ability, or clients’ perception of our ability, to continue delivering high quality information, could impair our ability to compete. Our retail measurement products are based on a proprietary sample design and we do not measure all existing global consumer shopping data. If our sample design and methodologies do not yield quality and representative data in all regions in which we provide our products and services, or if our data and insights, are not current, accurate, comprehensive or reliable, our clients may not trust our data and may seek alternative data suppliers. If we do not address these issues and provide effective and reliable data, our ability to license new products to existing and new clients will suffer. A lack of client confidence in our data may harm our reputation and our business, results of operations and financial condition could be materially adversely impacted. Further, client dissatisfaction with our services could impair our ability to expand the subscriptions within our client base or adversely affect our clients’ renewal of existing subscriptions. In addition, if we are no longer able to maintain our high level of accuracy, we may face legal claims by our clients which could have an adverse effect on our business, results of operations and financial condition.
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or in industry standards, changes in law or regulatory requirements, changes in technology used by websites, browsers, mobile applications or servers, integration of acquired companies or expressed or perceived needs of our clients, potential clients or partners. Any such changes or perceived changes, our inability to accurately or adequately communicate such change to our clients or the potential implications of such changes on the data we have published or will publish in the future, may result in client dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our clients may decide not to continue licensing products or services from us or third parties may decide to discontinue providing us with data to support our products.

4. If we are not able to maintain consumer panels of sufficient size and scope, or if the costs of establishing and maintaining our panels increase, our business could be harmed.
We believe that the quality, size and scope of our consumer panels is critical to our business. Participation in passive panels may decline in the future, in part due to changes by software providers that have made it more difficult to obtain consent to participate in panels, steps taken by antivirus providers to remove third-party measurement software despite panelists’ previous consent and operating system updates (including iOS and Android) that limit the ability of third parties to measure device usage or eCommerce activity. At the same time, the difficulty of recruiting new panelists has increased. Although we have taken steps to mitigate the impact of these changes on our business, we may not be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our clients demand from our products. We anticipate that the cost of panel recruitment will continue to increase with evolving regulatory developments, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. If we are unable to maintain panels of sufficient size and scope, we could face negative consequences, including degradation in the quality and competitiveness of our products, failure to receive accreditation from industry associations such as the Media Rating Council, loss of clients and damage to our brand.
5. If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.
We invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, in recent years, we have invested in the use of AI in our business. We also continue to invest significantly in growth opportunities in emerging markets, such as Latin America, and other regions. We consider our presence in these markets to be an important component of our growth strategy.
Our investment plans or growth strategy may not be successful or may not produce sufficient or any return on our investments. Further, if we are unable to develop new technologies and services, clients do not license or purchase our new technologies and services, our new technologies and services do not work as intended or there are delays in the availability or adoption of our new technologies and services, then we may not be able to grow our business or growth may occur slower than anticipated. Additionally, although we expect continued growth in retail and other consumer spending in emerging markets, such spending may occur more slowly or not at all, and we may not benefit from our investments in these markets.
We plan to fund growth opportunities with cash from operations or from future financings and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. These sources may not be available to fund future growth opportunities when needed in sufficient amounts or on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities. Any of the foregoing could adversely affect our business, operating results and financial condition.
6. Macroeconomic factors could continue to adversely affect our business and financial results.
Our business depends on the health of the retail and other industries in which our clients operate. The strength of these markets can fluctuate in response to the economic prospects of specific companies or industries, companies’ spending priorities and the economy in general. In recent years, macroeconomic factors including inflation, rising interest rates and supply chain disruptions have caused some clients to reduce or delay expenditures. Additional factors, such as international tariffs, including tariffs applied to goods traded between the United States and other countries, and reciprocal tariffs imposed by other countries on goods imported from the United States, may impact the prices of and demand for consumer goods worldwide, which may impact our business. These declines, which may continue in future periods, have a direct impact on demand for our products and services, including data and analytics on consumer buying behavior.
Further reductions in client spending could result in the termination of their subscriptions for our products and services, delaying renewals or renewing on terms less favorable to us. Macroeconomic factors could also increase our costs, reducing margins and preventing us from meeting our profitability goals. Finally, these factors make it more difficult for us to predict our future revenue and costs, which could result in misallocation of resources or operating inefficiencies that could harm our business. The extent of the impact of macroeconomic factors on our business is uncertain and may continue to adversely affect our business, results of operations and financial condition.

7. The market for consumer measurement and business solutions products and services is highly competitive; if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for measuring consumer behavior and providing business solutions products is highly competitive and continues to evolve rapidly. We compete primarily with providers of consumer intelligence and related analytical products and services, including companies such as Circana and Kantar. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by clients and potential clients. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as greater name recognition in specific markets, larger sales and marketing budgets and resources, greater client support resources, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources than we do. Competition has intensified as a result of the entrance of new competitors, the increasing variety and number of businesses requiring measurement and the development of new technologies, products and services in our industry. We expect these trends to continue. With the introduction of new technologies and the entry of new competitors into the market, we expect competition to persist and intensify in the future. As our competitive landscape evolves, we may also need to reassess the adequacy of our data sharing relationships. For example, in October 2024 we moved for an injunction seeking to prevent Nielsen Media’s use of certain of our data with one of Nielsen Media’s products. The parties ultimately reached a non-monetary settlement and subsequently executed a settlement agreement and entered a stipulation of dismissal with prejudice of our claims and Nielsen Media’s counterclaims. If counterparties use our data in ways that support competing products, we will need to reassess those relationships and if we are unable to develop a suitable arrangement, we may face challenges with these competing products.
For example, in October 2024 we moved for an injunction seeking to prevent Nielsen Media’s use of certain of our data with one of Nielsen Media’s products. The parties ultimately reached a non-monetary settlement and subsequently executed a settlement agreement and entered a stipulation of dismissal with prejudice of our claims and Nielsen Media’s counterclaims. If counterparties use our data in ways that support competing products, we will need to reassess those relationships and if we are unable to develop a suitable arrangement, we may face challenges with these competing products.
Some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire clients. As a result, we may be forced to reduce the prices we charge for our subscriptions and may be required to offer terms less favorable to us for new and subscriptions renewals. Furthermore, large software companies, internet platforms and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors and could leverage their significant resources and pre-existing relationships with our current and potential clients. These larger competitors may use their broader product offerings to compete with us, including by bundling their competitive products with other products being purchased from that company by a client or by restricting access to their technology platforms thereby making it more difficult for clients to integrate the use of our products and services with other competitor products and services. Potential clients may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Furthermore, potential clients may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products and services.
Finally, consolidation of our competitors could make it more difficult for us to compete effectively. Any such consolidation could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire clients, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.
8. Consolidation in the industries in which our clients operate could put pressure on the pricing of our services, thereby leading to decreased earnings and cash flows.
Consolidation in the industries in which our clients operate could reduce aggregate demand for our services in the future and could limit the amounts we earn for our services. When companies merge, the services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume and price compression and loss of revenue. Some of our competitors also have different market focus than ours and therefore may not be as susceptible to downturns in consumer retail markets, including the FMCG and T&D markets. Large companies that are making significant investments in data analytics, may invent similar or superior products and technologies that compete with one or more of our product and service offerings. In addition, some of our competitors may enter into new partnerships with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Competitors may also consolidate with existing service providers or strategic partners that we rely on, and as a result we could lose partnerships and cooperation arrangements that are difficult to replace.
While we are attempting to mitigate the revenue impact of any consolidation by expanding our range of services and pricing strategies, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, results of operations and financial condition. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

9. If sources from which we obtain information limit our access to such information or institute or increase fees for accessing such information, our business could be materially and adversely harmed.
We obtain information from thousands of sources for our data aggregation solutions, some of which are not in direct contractual privity with us. If the sources from which we obtain information limit or restrict our ability to access or use such information, we may be unable to obtain similar data from other sources on commercially reasonable terms or at all, or we may be required to attempt to obtain such information by other means that could be more costly and time-consuming, and less effective or efficient, which could impact our business, results of operations and financial condition.
We utilize web scraping technology as a source of data aggregation. The legality of and restrictions on web scraping varies across the world and the United States. Web scraping poses several risks including potential violations of website terms of service, intellectual property laws, privacy laws and regulations, contractual obligations and other laws including the Computer Fraud and Abuse Act, potentially leading to legal repercussions, including cease-and-desist orders, damages and reputational harm. The data collected through web scraping may be incomplete, inaccurate or outdated due to dynamic website structures, requiring additional data cleaning and validation.
Third parties may either block our access to their websites or request that we cease employing web scraping of their websites to gather information. Any such limitation or restriction may prevent us from providing our solutions and services on a timely basis, if at all. In addition, if third parties challenge our right to access or use information from these or other sources, we may be required to negotiate with such third parties for access to their information, which may be more costly, or to discontinue certain of our solutions and services entirely. The legal environment surrounding web scraping and similar means of obtaining access to information contained on third-party websites is evolving. In the event these third parties begin to charge us fees for accessing such information, or block our access to this information entirely, we may be forced to increase the fees that we charge our clients or discontinue certain solutions and services, which could make our solutions and services less attractive, and our financial results could suffer as a result.
10. A loss or decrease in business of one or more of our largest clients could adversely impact our business, results of operations and financial condition.
Our ten largest clients collectively accounted for approximately 15.3% of our total revenues for the year ended December 31, 2025. We cannot assure you that any of our largest clients will continue to use our services to the same extent, or at all, in the future. A loss or decrease in business of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our business, results of operations and financial condition.
11. We face risks related to sales to government entities.
We derive a portion of our revenues from sales to government entities around the world. In general, our contracts with government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public sector budgetary cycles and funding authorizations, including government shutdowns. In the United States, the federal administration may propose changes in funding priorities, including cutting certain costs and reducing spending, which could impact demand and payment for our services. Government contracts are typically subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions or debarment from future business with the relevant government. As a result, failure to comply with these rules could adversely affect our future business, results of operations and financial condition.
12. Our ability to successfully manage ongoing organizational changes and growth could impact our business results.
As we have in prior years, we continue to execute a number of significant business and organizational changes, including operating reorganizations, acquisition integration and divestitures to improve productivity and create efficiencies to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including the identification, engagement and development and retention of key employees to provide uninterrupted leadership and direction for our business, is critical to our success. This includes developing organization capabilities in specific markets, businesses and functions where there is increased demand for specific skills or experiences. Additionally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
As our client base continues to grow, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of client service. We also will need to manage our sales processes as our sales personnel continues to grow and become more complex and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our products and client service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain clients and expand our clients’ use of our products.
If we are unable to manage our growth successfully, our business, financial condition and results of operations may be adversely affected. It is important that we maintain a high level of client services, integration services and satisfaction as we expand our business. As our client base continues to grow and as our penetration with existing clients expands, we will need to expand our account management, client service and other personnel. Failure to manage growth could result in difficulty or delays in launching our products, declines in quality or client satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these could adversely impact our business, financial condition and results of operations.

13. We may not fully realize the anticipated benefits of our completed or future combinations, acquisitions, joint ventures and strategic investments, which may expose us to additional risks.
On July 10, 2023, we completed a strategic combination with GfK SE. Integration of our business and GfK has been and remains complex, costly and time consuming and we may face unanticipated issues, expenses and liabilities. We may not successfully or profitably utilize newly acquired assets or integrate, operate, maintain and manage newly acquired operations or employees. In addition, we may decide that only certain of the acquired assets and technology is useful for our future products and services, or that integration of the acquired technology is not feasible or is too costly. We will continue to depend on the management team of GfK for the successful operation and integration into our combined offering. Even if we are able to integrate GfK or any other acquired assets or businesses successfully, we may not realize the expected benefits of the transactions. There also may be increased risk due to integrating financial reporting and internal control systems of GfK and challenges to our ability to accurately forecast our operations and financial results.
We may need to invest in additional business processes and systems to support the GfK integration. Such additional costs may offset the financial benefits that may be realized from the combination. We also may suffer the loss of key employees and strategic partners of GfK and it may be difficult to implement our corporate culture.
We may review additional acquisitions, joint ventures and strategic investment opportunities to expand our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. We may not be able to identify suitable targets or consummate future transactions on favorable terms. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition and results of operations. We may also issue equity to our business partners from time to time, which would have a dilutive effect. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities. Further, the purchase price for some acquisitions or joint ventures interests may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business or joint venture exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Our failure to successfully utilize any acquired assets, complete the integration of any acquired business, including retention of key employees, clients and strategic partners, achieve the long-term plan for such assets or businesses, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Any acquisition may also disrupt our ongoing business, divert resources, increase our expenses and distract our management from our ongoing operations. Finally, certain of our acquisitions, joint ventures and strategic investments are subject to foreign regulatory approvals. Our acquisition activity may therefore increase the likelihood that we become subject to regulatory investigations or inquiries, and we may become subject to related penalties or fines.
14. If we are unable to attract, retain and engage employees, we may not be able to compete effectively and will not be able to expand our business.
Our success and ability to grow is dependent, in part, on our ability to hire, retain and engage sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical, managerial and particularly consulting personnel is intense. Our CEO, James Peck, and other members of our management team are important to the success of our operations. All of these key employees are at-will employees and can terminate their employment with us at any time. The loss of any of these key members of our management team could impede our achievement of our strategic goals.
Changes to U.S. or other countries’ immigration policies that restrain the flow of professional talent may also inhibit our ability to staff our offices or projects. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on our business and prospects, including our ability to execute on growth initiatives as well as obtain and successfully complete important client engagements and partnerships and thus maintain or increase our revenues. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the share awards they receive in connection with their employment. If the perceived value of our share awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.
Further, we are subject to the requirements of foreign work councils, due to the global nature of our work force. Compliance with work council requirements may impede our ability to make changes to our human capital strategy or make decisions related to employees and about employee relations in a timely manner, which may adversely affect our ability to successfully recruit, train, motivate and retain employees. If we cannot successfully recruit, train, motivate and retain qualified employees, develop and maintain a diverse, equitable, inclusive and safe work environment, or replace key employees following their departure, our reputation and brand may be negatively impacted and our ability to develop and manage our business will be impaired.

15. Inadequacy of our insurance coverage or an inability to procure contractually required coverage could adversely affect our business.
We currently maintain insurance policies for workers’ compensation, general liability, cybersecurity and other insurance coverage. These policies provide for a variety of coverage and are subject to various limitations, exclusions and deductibles. Insurance may not continue to be readily available in the form or amounts we have been able to obtain in the past or our insurance premiums may materially increase in the future because of conditions in the insurance business or in the consumer intelligence industry. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. The long-term liquidity of our insurance carriers may be uncertain with regard to potential claims that may have significantly long statutes of limitations. We are also self-insured for medical benefits provided to our employees. While we believe we can adequately fund our self-insurance obligations, a significant increase in claims and/or costs could require us to arrange for financing for payment of those claims, which could adversely affect our business, results of operations and financial condition.
16. Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.
The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as protests, civil unrest or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, unusual weather conditions or cyberattacks, could adversely affect our business, results of operations and financial condition. Such events could result in physical damage to or destruction or disruption of one or more of our properties, our leased data centers or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data, utility and communications disruptions, disruptions in commercial activities and the inability to operate our business. In addition, these events could cause a temporary reduction in sales or the ability to run our business or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. The uncertain nature, magnitude and duration of hostilities stemming from Russia’s military invasion of Ukraine and the conflict between Israel and Hamas and between Israel and Iran, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty. Such geo-political risks could have an adverse impact on macroeconomic factors. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.
17. Because we generally recognize revenue ratably over the term of each subscription agreement, downturns or upturns in our sales may not be immediately reflected in our financial condition and results of operations.
Revenues derived from our Intelligence services are generally recognized over the period during which the performance obligations are satisfied. Consequently, while a decline in new sales or renewals in any one period may not be reflected in our revenue for that period, a decline may negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our Intelligence services and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our Intelligence service revenue through additional sales in any period, as revenue from new clients generally is recognized over the term of the applicable agreement.
18. If we fail to maintain and enhance our brand, our ability to expand our client base may be impaired and our business, financial condition and results of operations may suffer.
We believe that maintaining and enhancing our brand is important to support the marketing and sale of our existing and future products to new clients and expand sales of our products and services to existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our clients at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality and use cases and our ability to successfully differentiate our products and service capabilities from competitive products and service offerings. Our brand promotion activities may not generate client awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may be adversely affected.
Risks Related to IT Systems and Data
19. We rely on complex information systems, and if our information systems fail to perform adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of cloud-based platforms and other integrated information systems in delivering our products and services. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including disruption, impairment or failure of cloud-based platforms, data centers, telecommunications facilities or other key infrastructure and excessive costs, excessive delays or other deficiencies in systems development and deployment.

Our success depends on the efficient and uninterrupted operation of our information systems, and those of our third-party service providers, and our data gathering procedures. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data, and the potential associated regulatory risks from such corruption or loss of data (as described below). Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities or those of our third-party service providers, or delays in our data gathering or panel maintenance operations due to weather events, including those related to climate change, pandemics or other acts of nature, could result in interruptions in the flow of data to our servers and to our clients. In addition, any failure in our computer environment, or that of our third-party service providers, to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data by our third-party service providers, we could be required to transfer our data collection operations to an alternative provider. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once such enhancements or improvements are completed, could damage our reputation and harm our business.
20. Security breaches, improper access to or disclosure of our data or our clients’ data or other cyber incidents could result in liability, cause harm to our reputation and business or subject us to regulatory penalties.
In the ordinary course of our business, we rely extensively on our people, technology and business operations as well as trusted strategic partners and vendors to provide us with access to data and technology as well as related professional services. We collect, receive, access, use, process, maintain, store, handle, disclose, transfer, dispose of and transmit (“Process”) large volumes of proprietary information and data that may contain personal, sensitive and other confidential information of our clients, employees, consumers, suppliers and other third parties. This data may include our own or a client’s intellectual property, financial information and business operations data. We also use several third-party service providers, including cloud providers, to Process personal, sensitive and other confidential data. Because we do not control our third-party service providers, our ability to monitor the data security of such third parties may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our data. If our third-party service providers fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.
There are growing risks related to the security, confidentiality and integrity of personal, sensitive and other confidential information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. While we have implemented security measures, our information technology systems, as well as those of our vendors, contractors and other third-party partners who Process information on our behalf or have access to our systems, are susceptible to security incidents, disruptions, cyberattacks, ransomware, electronic or physical break-ins, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and can originate from a wide variety of sources, including criminal hackers, hacktivists, nation state or state-sponsored actors, employee malfeasance and human or technological error. Furthermore, the methods used in such attacks constantly evolve, making it increasingly difficult to anticipate, prevent and/or detect incidents successfully in every instance. While we seek to protect our information technology systems from system failures, accidents, security breaches and other cyber incidents, we have in the past and may in the future experience security incidents which could result in a disruption of our business operations. Further, we may not be able to detect or prevent any such incidents, and our remediation efforts may not be successful. We expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.
Any potential security breach of our systems, or those of our third-party service providers, could result in unauthorized access, use, modification, disclosure, loss or theft of personal, sensitive or confidential data, including our intellectual property, or unauthorized access to, disruption of or interference with our operations that rely on information systems. If a security breach or other incident were to result in unauthorized access to or use of personal, sensitive or other regulated information, it may be necessary to notify individuals, governmental authorities, supervisory bodies and other parties pursuant to applicable data privacy and security laws or regulations.
Any perceived or actual security breach, cyberattack or other cyber incident affecting us or our third-party service providers, including those that result in unauthorized processing of personal, sensitive or other confidential information or other breach or theft of the information we control, could create issues under our client contracts, harm our reputation, impair our ability to attract clients and to recruit panelists and survey respondents, result in substantial investigation and remediation costs, subject us to claims or litigation (including class claims), regulatory enforcement, liability under data privacy and security laws or regulations, and additional reporting or notification requirements and result in higher insurance premiums, any of which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Matters
21. Disputes and other legal or regulatory proceedings could adversely affect our financial results.
From time to time, we may become involved in litigation, other disputes or regulatory proceedings in connection with or incidental to our business, including litigation related to wage and hour claims, other employment claims, intellectual property, regulatory matters, contract, advertising, product-related and other consumer claims. For example, in October 2024, we filed a breach of contract claim against Circana related to misuse and misappropriation of our protected trade secrets. Also, in October 2024, we filed a separate complaint in the Delaware Court of Chancery against Nielsen Media alleging breaches of the parties 2021 Master Services Agreement. The parties ultimately reached a non-monetary settlement and subsequently executed a settlement agreement and entered a stipulation of dismissal with prejudice of our claims and Nielsen Media’s counterclaim. In June 2025, Nielsen Media brought a claim against us relating to the parties’ master services agreement and course of dealings. Following a one-day trial in June 2024, the Court concluded that the Company had committed a repudiatory breach of the master services agreement but did not provide Nielsen Media with the full extent of its requested relief. The parties subsequently reached a non-monetary settlement and entered a stipulation of dismissal with prejudice of Nielsen Media’s remaining claims. If these or other litigation matters, disputes or proceeding are not resolved in our favor, our business may be negatively impacted. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, brand, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business.
22. Any perceived or actual failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
Our business involves the processing of large volumes of proprietary information and data, including personal information. We are subject to a growing number of federal, state and international data privacy and security laws and regulations, data breach notification laws and consumer protection laws that govern the processing and protection of personal information.
In the U.S., the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online processing and security of data. Such standards require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
In addition, all fifty U.S. states, the District of Columbia and several U.S. territories have adopted data breach notification laws that require notice to be given to affected individuals, regulators, credit reporting agencies and/or others when certain types of data have been compromised as the result of a security breach or incident. In the event of such a security breach, our compliance with these laws may subject us to costs associated with investigation, notice and remediation, as well as potential litigation or investigations and enforcement actions from applicable regulatory authorities. We may also become liable for damages under our contracts and under applicable law and incur penalties and other costs. Depending on the facts and circumstances, any damages, penalties, fines and costs could be significant. In addition, such data breach notification laws may be inconsistent and compliance with laws across different states in the event of a widespread incident could be costly.
Further, in January 2020 the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (together, the “CCPA”) went into effect and imposed new and more stringent requirements regarding the processing of personal data of California residents. The CCPA broadly defines personal information, gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures, limit their use of personal information, and take certain other acts in furtherance of those rights. The CCPA also establishes a regulatory agency dedicated to enforcing those requirements. Failure to comply with the CCPA could result in, among other things, penalties of up to $7,500 per violation. The CCPA also provides individuals with a limited private right of action in the case of certain breaches of personal data. A number of other states have enacted comprehensive privacy legislation intended to provide consumers with greater transparency and control over their personal information, many of which have taken effect or will go into effect in 2026. The evolving patchwork of differing state and federal privacy and data security laws and regulations increases the cost and complexity of operating our business, may require us to modify our data processing practices and policies or divert resources from other initiatives and projects, could restrict the way services involving data are offered and increases our exposure to liability, any of which may adversely affect our results of operations.

In the EU, our operations are subject to the GDPR, as well as local laws (including, where applicable, the Irish Data Protection Acts 1988-2018), and in the UK, our operations are subject to the UK Data Protection Act 2018 and the UK GDPR. These laws establish robust data protection and privacy standards, and grant EU and UK citizens various rights in relation to their personal data, including the right to access their personal data that is held by a company, by way of a data subject access request. These laws impose operational, data processing and other technical and organizational requirements with which we must comply. These requirements include implementing appropriate measures to ensure that EU and UK citizens can properly exercise their data subject rights, and ensuring that adequate safeguards are in place when transferring personal data internationally, both intragroup and to third parties (for example, by implementing SSCs and the UK Addendum or the UK IDTA where required). The adequacy of the SSCs and UK IDTA may be subject to change as a consequence of regulatory and judicial decisions. For instance, in July 2020 the Court of Justice of the European Union held that, prior to entering into the SSCs, organizations are required to conduct a case-by-case assessment of the relevant data transfer(s) and to assess the legal regime applicable in the destination country, which has led to an increase in compliance costs. On July 10, 2023, the European Commission adopted the EU-U.S. Data Privacy Framework (“DPF”) adequacy decision, enabling personal data to flow freely to U.S. companies that self-certify to the U.S. Department of Commerce and commit to comply with the DPF principles, without the need for additional transfer safeguards. The U.S. DPF also applies to the United Kingdom and Switzerland under their respective extensions. U.S. companies that have not self-certified under the DPF remain subject to the existing GDPR and UK GDPR requirements for international data transfers. The legal implications of this ruling are still being contested and are likely to be subject to further judicial scrutiny, which may ultimately further increase compliance costs and/or reduce the ability to send personal data outside of the EEA and/or UK. Regulators have significant enforcement powers in relation to breaches of the GDPR and UK GDPR, including the ability to impose penalties of up to the higher of 4% of total annual worldwide turnover or €20 million for the GDPR (€17.5 million for the UK GDPR).
While the UK and EU data protection regimes are generally aligned following the UK’s exit from the EU, on June 19, 2025, DUAA took effect, introducing certain, relatively minor, amendments to the data protection regime in the UK and therefore creating slight divergences between the EU and UK data protection regimes. This includes introducing a new category of “recognized legitimate interests” for certain types of processing activities and clarifying the scope of data subject access rights. It is noted that although the UK and EU remain aligned in principle, the UK courts and the UK regulator (the Information Commissioner’s Office) are not bound to follow the rulings and actions of the EU courts or data protection authorities.
As a result of the GfK Combination, we acquired additional consumer and employee data, which we took measures to ensure was acquired, and could continue to be used, in compliance with applicable data privacy and security laws and regulations, as this data was incorporated into our internal data protection compliance processes. We also worked to align and integrate the data privacy and security laws and regulations compliance processes that we acquired with our existing processes for consistency and cohesion throughout the business. These remain considerations when acquiring and integrating any new business.
Although we strive to comply with applicable laws and regulations relating to data privacy and security, we cannot guarantee that we do, or will in the future, comply with all of the requirements of such laws and regulations. Requirements of data privacy and security laws and regulations are continuously evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply, which raises both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new data privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Changes in these laws and regulations (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data processing, increase our costs and reduce our net sales and may require increased expenditures by us or may dictate that we may not offer certain types of products or services. Monitoring, preparing for and complying with the array of data privacy and security legal regimes to which we are subject also requires us to devote significant resources, including, without limitation, financial and time-related resources. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in significant consequences, including government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity which could negatively affect our business, financial condition and results of operations.

23. As the use of “third-party cookies” or other tracking technologies continue to be restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, our ability and that of our clients to use data on our platform may be limited, which could materially impact our business.
Consumer data measurement relies on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems, which we refer to collectively as cookies, to collect data about interactions with users and devices. We utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including information such as when an Internet user views an ad, clicks on an ad or visits one of our clients’ websites through a browser while the cookie is active. We use cookies to help us collect consumer data in order to provide business solutions for our clients. Additionally, our clients use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their ability to determine certain business strategies and undermine the effectiveness of our platform.
Cookies may be deleted or blocked by Internet users who do not want information to be collected about them, and in some jurisdictions (such as the EU and UK) are subject to consent requirements where the cookies are not essential to the website function (such as analytical cookies), and such consent may not be provided by such Internet users. The most commonly used Internet browsers-Chrome, Firefox, Internet Explorer and Safari-allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Digital Advertising Alliance, the Network Advertising Initiative, their international counterparts and our platform provides certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, restrictions are imposed by advertisers and publishers or there are changes in technology or new developments in laws, regulations or industry standards around cookies our business could be harmed.
For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
Laws relating to use of cookies or other tracking technology are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party cookies and other methods of online tracking. The U.S., EU and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, there has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns and comprehensive state privacy laws are beginning to incorporate the obligation to honor them. For example, in the United States, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control, a setting that allows users to enable privacy preferences on web browsers. California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective.
In addition, in the EU, the ePrivacy Directive directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie or other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. The ePrivacy Directive also contains provisions relating to direct marketing where the default is that consent must be obtained to send direct marketing by phone or email. The ePrivacy Directive is transposed into law in each EU member state so local transposition and enforcement can vary. In the EU, the Omnibus Proposals may streamline the rules governing cookies and tracking technologies in the future, potentially removing the requirement to obtain explicit consent for certain categories of cookies. If adopted, these changes could ease compliance obligations around the use of cookies and tracking tools in the EU. In the UK, PECR imposes equivalent requirements to the ePrivacy directive on our UK operations. The UK’s DUAA made relatively minor amendments to PECR, most notably brining its enforcement powers in line with the UK GDPR, so that monetary penalties under PECR can now reach the greater of €17.5 million or 4% of an organization’s total worldwide annual turnover. These regulatory developments may create additional risks for us or require us to update our existing compliance framework in the future.

Regulation of the use of cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of products and services that employ such technologies, could increase our costs of operations, and limit our ability to track trends or optimize our services, and consequently, materially adversely affect our business, results of operations, financial condition and cash flows. Additionally, under various data privacy and security laws and regulations and other obligations, we may be required to obtain certain consents to Process personal information. For example, some of our processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Recently, these practices have been subject to increased challenges by class action plaintiffs, and our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Such a demand could allow for the recovery of statutory damages on a per violation basis, which could be significant depending on the volume of data and the number of violations.
24. Our use of AI or other emerging technologies could adversely impact our business and financial results.
We use AI models to develop our proprietary tools, including (i) processing data from our data lake, (ii) the use of BASES Synthetic Personas to predict consumer receptiveness to new retail products and (iii) our Ask Arthur feature, which uses generative AI to facilitate quick data access and decision making for our clients. We also utilize AI to create tools such as our AI-powered insight summaries and to enhance the accuracy of our data by increasing our data match rate. We expect to continue to use new and rapidly evolving technologies, including AI, to, among other things, develop new tools and products, and additional features in our existing products and services.
There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as an increase in intellectual property infringement or misappropriation, data privacy and security, cybersecurity, confidentiality and operational and technological risks. For example, for our products, we leverage advanced analytics and machine learning within Snowflake’s platform. We are therefore dependent on Snowflake’s secure data sharing for the quality of our data and AI outputs. In addition, the number of approaches to integrating and commercializing AI is large, and many of those approaches may not gain market acceptance or become obsolete. At this time, we are unable to predict which offerings will be successful, and, notwithstanding our investments, our products and services may become less marketable, competitive or potentially obsolete if either our approach to integrating AI fails to gain market acceptance or our approach to protecting our data and intellectual property is inadequate. Any of these factors could materially and adversely affect our business, financial condition or results of operations.
Use of AI also poses risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI, and may cause us to incur additional research and development costs to resolve any issues arising from such risks. In addition to the foregoing risks, the introduction of AI technologies into new or existing products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could adversely affect our business, reputation or financial results.
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities, including the EU, the Securities and Exchange Commission and the FTC. Several jurisdictions have also passed, or are considering, new laws and regulations relating to the use of AI. For example, in 2024, the EU adopted the EU AI Act and Colorado adopted the Consumer Protections for Artificial Intelligence Act. The EU AI Act will impose material requirements on both the providers and deployers of AI technologies, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or €35 million (whichever is higher) for the most serious breaches. In the United States, regulatory attention to artificial intelligence systems, including generative AI, continues to increase. More than half of U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Colorado Artificial Intelligence Act, which becomes effective on June 30, 2026, focuses on the regulation of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. Further, California has enacted several laws, some of which are currently being challenged, requiring transparency in the development of AI systems or addressing potential harms from AI technologies. The future impact on us of these, or other new laws or regulations, is uncertain. As these laws are proposed, enacted, challenged, interpreted and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data or other AI technologies and to incur substantial costs and potential liability in an effort to comply with such legislation. Any failure or perceived failure by us to comply with current, new and proposed AI-related laws and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. We may not be able to adequately anticipate or respond to new laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Our reliance on the use of AI could also pose ethical concerns and lead to a lack of human oversight and control. If we enable or offer solutions that draw controversy, or these new offerings do not work as we describe them, we may experience brand or reputational harm, competitive harm or legal liability. Further, generative AI, including our Ask Arthur feature, may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable. To the extent we or our clients rely on such results, we could incur operational inefficiencies, suffer competitive, brand or reputational harm, or otherwise incur adverse impacts on our business and results of operations. Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our personal, sensitive or other confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive or other confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires, and will continue to require resources to develop, test and maintain our products and services to help ensure that AI is implemented appropriately in order to minimize unintended and harmful impacts.
It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives and regulations governing AI may adversely affect our development, adoption, use, deployment and maintenance of AI or subject us to legal liability, regulatory action or brand and reputational harm.
25. Due to the global nature of our business, we may be exposed to liabilities under anti-corruption laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the Irish Criminal Justice (Corruption Offences) Act 2018 and various international anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.
We are required to comply with the United States Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act (“UK Bribery Act”) and other international anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising or providing money or anything else of value to non-U.S. officials and certain other recipients. In addition, the FCPA imposes certain books, records and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents and other business partners outside of our control or without our authorization. It is our policy to implement safeguards to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents or other business partners may have engaged in corrupt conduct for which we might be held responsible. Further, the EU Whistleblower Directive provides that matters may be reported directly to authorities for investigation rather than reported internally. Therefore, we may not become aware of potential violations until authorities initiate an investigation. Violations of the FCPA, the UK Bribery Act, the Irish Criminal Justice (Corruption Offences Act 2018) or other international anti-corruption laws may result in restatements of, or irregularities in, our consolidated financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the United States or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire. Our risks related to compliance with these laws and regulations will increase as we expand our operations into new regions.
26. Our ESG commitments may impact our reputation, expose us to additional costs or have other impacts which could adversely affect our business, financial condition or results of operations.
We have undertaken ESG initiatives and set goals to align our ESG approach with our business strategy. However, our clients might not be satisfied with our initiatives or goals. Failure to advance our initiatives or meet our goals could negatively impact our reputation, as well as the demand for our products. In addition, achieving our ESG initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition or results of operations.

Further, there has been an increased focus from regulators, investors, clients and other stakeholders relating to ESG practices and disclosures, and we are subject to evolving ESG rules and regulations. In recent years there has been increased pressure from governmental and non–governmental organizations to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions. For example, on March 6, 2024, the SEC adopted its final rule, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which sets forth certain prescriptive rules that would significantly increase our reporting obligations and cost of compliance. Subsequently, in April 2024, the SEC issued an order staying implementation of the rule pending the resolution of certain challenges, and it is unclear whether the final rule will be implemented in whole, in part or at all. On January 5, 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) came into effect and was transposed into Irish law in July 2024. CSRD will result in various sustainability reporting requirements impacting us and our global operations from 2027 (with first reporting disclosures being made in 2028). The CSRD expands the number of companies required to publicly report ESG-related information, defines the ESG-related information that companies are required to disclose in accordance with European Sustainability Reporting Standards (“ESRS”) and imposes additional assurance obligations with respect to such disclosures. While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still developing, uncertain and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD.
Our legal, accounting and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for compliance with CSRD and other ESG-related disclosure requirements. If we do not comply with CSRD and other ESG-related disclosure requirements, we could become subject to penalties, reputational damage and other substantial costs, each of which could adversely affect our business, results of operations or financial condition.
27. Changes in tax laws, the impact of taxes on our business, including intercompany transfers and transactions and challenges by taxing authorities with respect to our tax reporting, may adversely affect our financial results and increase our tax expense.
We operate in 90 countries, and changes in tax laws, international tax treaties, multi-lateral instruments, regulations, related interpretations and tax accounting standards in the United States and other countries in which we operate may adversely affect our financial results, particularly our income tax expense, liabilities and cash flow. Our effective tax rate could also be affected by changes in our business (including acquisitions or dispositions), intercompany transactions, the applicability of special tax regimes and the relative amount of foreign earnings in jurisdictions with high statutory tax rates or where losses are incurred for which we are not able to realize tax benefits. In addition, although we believe that our transfer pricing policies comply with applicable law, tax authorities in the jurisdictions in which we operate could in the future challenge our transfer pricing policies with respect to our intragroup transactions and arrangements resulting in unexpected income tax adjustments.
On December 20, 2021, the Organisation for Economic Cooperation and Development (the “OECD”) published the Global Anti-Base Erosion Model Rules which are aimed at ensuring that Multinational Enterprises (“MNEs”) are subject to a global minimum effective tax rate of 15% in each jurisdiction in which they operate. A directive to implement the rules on minimum effective taxation in the EU (the “Pillar 2 Directive”) was adopted by the Council of the EU on 15 December 2022. The Pillar 2 Directive was required to be transposed by all EU Member States by 31 December 2023. The implementing Irish legislation is set down in Part 4A of the Taxes Consolidation Act 1997 and applies for accounting periods commencing on or after 31 December 2023. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows and financial condition.
Our dividends, royalties and other transactions between group entities may be subject to withholding or other taxes. These taxes can reduce the amount of cash available to us for use in our operations, debt repayment, capital expenditures and shareholder returns. Changes in tax laws or regulations in the jurisdictions where we operate could increase the amount of withholding or other taxes we are required to pay, which could adversely affect our financial condition and results of operations. Additionally, if we are unable to repatriate cash in a tax-efficient manner, it could limit our ability to deploy capital and impact our overall liquidity.
Finally, governments are resorting to more aggressive tax audit tactics and are increasingly considering changes to tax law regimes or policies. We are subject to direct and indirect taxes in numerous jurisdictions, and the amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of tax laws, but tax accounting often involves complex matters and judgment. Although we believe that we have complied with all applicable tax laws, we have been and expect to continue to be subject to ongoing tax audits in various jurisdictions, and tax authorities have disagreed, and may in the future disagree, with some of our interpretations of applicable tax law. For example, we have ongoing tax audits in various jurisdictions including Canada, Indonesia and China. We regularly assess the likely outcomes of these and other audits to determine the appropriateness of our tax provisions. However, our judgment may not be sustained on completion of these audits, and the amounts ultimately paid could be different from the amounts previously recorded, which could have a material adverse effect on our business, results of operations and financial condition.
28. Future legislation, regulations or policy changes under the current U.S. administration and Congress could have a material effect on our business, results of operations and financial condition.
Future legislation, regulatory changes or policy shifts under the current U.S. administration and Congress, could impact our business. Trade issues between the U.S. and several countries, including existing trade tensions, or actual or potential increased tariffs involving, China, Canada, Mexico, EU, UK or other countries, can provide a challenging landscape and marketplace uncertainty to us and our clients.

Other possible U.S. legislation and regulation that could have an impact on us include comprehensive state and federal privacy legislation and regulation and AI policy.
Some policy issues, such as tax, privacy and trade, will be risks that span the globe. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our business, results of operations or financial condition.
29. We have identified material weaknesses in our internal control over financial reporting. In addition, we are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate our material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

As previously disclosed, in connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2024 that were included in the Prospectus, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified a deficiency related to the valuation of cooperation arrangements, which has been subsequently remediated. Management also identified a deficiency in the design and operation of internal controls over financial reporting related to certain aspects of the application of purchase accounting for acquisitions, which has subsequently been remediated.

In addition, in connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2025, we identified material weaknesses in internal control over financial reporting related to deficiencies in controls over user access management and monitoring, specifically deficiencies in controls relating to user access for the general ledger system, including provisioning and user access review. See Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

We are in the process of, and we are focused on, designing and implementing effective measures to remediate these material weaknesses. With respect to the material weaknesses, remediation measures include enhancing governance and oversight over user access controls, including (i) enhancing the execution for user access controls over the general ledger system; (ii) establishing effective standard operating procedures; (iii) developing and communicating training materials to reinforce the need for a comprehensive, precise review that appropriately addresses identified risks; (iv) centralizing performance for conducting and evidencing periodic reviews of user access and approval limits for bank accounts; and (v) establishing procedures to ensure timely correction of any inappropriate access identified. While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. The measures we have implemented and the measures that we are continuing to implement, may not be sufficient to remediate the material weaknesses on a timely basis, or at all. In addition, we or our independent registered public accounting firm may identify additional material weaknesses in the future. While we are working to remediate these material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan, nor can we provide an estimate of the time it will take to complete this remediation plan.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures which are designed to reasonably detect and prevent fraud. Any failure to remediate any material weakness or to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting.

Ineffective disclosure controls and procedures, and material weaknesses in internal control over financial reporting, could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, cause us to incur significant expense, cause us to fail to meet our periodic reporting obligations on a timely basis or subject us to investigations or sanctions by regulatory authorities. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) in full (including an auditor attestation on management’s internal controls report) in our Annual Report on Form 10-K for the year ended December 31, 2026 (subject to any change in applicable SEC rules). In evaluating our internal control systems, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (U.S.) rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a material weakness or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any future material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if we are required to make restatements of our consolidated financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our ordinary shares may be adversely affected, and we could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy our material weaknesses or if we identify any future material weakness, our consolidated financial statements could be inaccurate and we could face restricted access to the capital markets.
Risks Related to Intellectual Property
30. Third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property, and we could suffer significant litigation or licensing expenses, or be prevented from selling products or services, which may adversely impact our business, results of operations and financial condition.
We cannot be certain that we do not and will not infringe, misappropriate or otherwise violate the intellectual property of others in operating our business. In the ordinary course of business, third parties may claim, with or without merit, that one or more of our products or services infringe, misappropriate or otherwise violate their intellectual property and may engage in legal proceedings against us. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our services that allegedly infringe, misappropriate or otherwise violate a plaintiff’s intellectual property.
Certain agreements with our data sources or clients contain provisions where we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement based on our data or technology. Infringement claims covered by such indemnity provisions could be expensive to litigate and may result in significant settlement payments. In certain businesses, we rely on third-party intellectual property licenses and, depending upon the outcome of any intellectual property dispute, we cannot ensure that these licenses will be available in the future on favorable terms or at all.
Any such claims of intellectual property infringement, misappropriation or other violation even those without merit, could:
•be expensive and time-consuming to defend;
•result in us being required to pay possibly significant damages;
•cause us to cease providing our products or services that allegedly infringe, misappropriate or otherwise violate a third party’s intellectual property;
•require us to redesign or rebrand all or a portion of our products and services, which could be costly, time-consuming or impossible; and/or
•require us to enter into potentially costly royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, although royalty or licensing agreements may not be available to us on acceptable terms or at all.
We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our business and technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations.
If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. An adverse judgment could subject us to significant damages or to an injunction against development and/or sale of certain of our products or services. We may also be required to pay damages to satisfy contractual obligations to others.
Any of the above could have a negative impact on our business, results of operations and financial condition.
31. If we are unable to establish, maintain, protect or enforce our intellectual property, our business could be adversely affected.
Our success depends in part on our ability to obtain, maintain, protect and enforce our intellectual property. We believe our proprietary technologies and intellectual property are important to our continued success and competitive position. To establish, maintain, protect and enforce our intellectual property, we rely generally rely on a combination of patent, copyright, trademark and trade secret laws of the United States and other countries, as well as certain contractual rights, such as confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors and clients.
These legal measures afford only limited protection and may not be adequate or sufficient protection to protect any of our intellectual property from being challenged, invalidated, circumvented, infringed, diluted or misappropriated. Although our employees, consultants, clients and collaborators all enter into confidentiality agreements and intellectual property assignment agreements as part of our form of global employment agreement, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or unauthorized disclosure.

Our business’s success depends, in part, on:
•obtaining patent protection for our technology and services;
•enforcing and defending our patents, copyrights, trademarks, service marks and other intellectual property;
•preserving our trade secrets and maintaining the security of our know-how and data; and
•operating our business without infringing, misappropriating or otherwise violating intellectual property held by third parties.
Our ability to establish, maintain and protect our intellectual property and proprietary rights against theft or infringement could be materially and adversely affected by insufficient and/or changing proprietary rights and intellectual property legal protections in some jurisdictions and markets. Intellectual property law in several foreign jurisdictions is subject to considerable uncertainty. Our pending patent and trademark applications may not be allowed in certain jurisdictions, and inadequate intellectual property laws may limit our rights and ability to detect unauthorized uses or take appropriate, timely and effective steps to remedy unauthorized conduct and to protect or enforce our rights. Such limitations may allow our competitors to design around our intellectual property, and to independently develop non-infringing competing technologies, products or services similar or identical to those of us, thereby potentially eroding our competitive position, enabling competitors with a greater opportunity to capture market share, and consequently adversely impacting our business, results of operations and financial condition. The expiration of certain of our patents may also lead to increased competition. As such, our patents, copyrights, trademarks and other intellectual property may not adequately protect our rights, provide significant competitive advantages or prevent third parties from infringing or misappropriating our proprietary rights.
The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others. In this way, competitors may gain access to our intellectual property and proprietary information. Third parties that license our intellectual property and proprietary rights may take actions or create incidents that may diminish the value of our rights, harm our business, reduce revenue, increase expenses and/or harm our reputation.
To prevent or respond to unauthorized uses of our intellectual property, we may be required to enforce our intellectual property to protect our confidential and proprietary information by engaging in costly and time-consuming litigation or other proceedings that may be distracting to management, could result in the impairment or loss of portions of our intellectual property and may not result in us ultimately prevailing.
If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce, protect or defend our intellectual property, our competitiveness could be impaired, which would limit our growth and future revenue. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
32. We are dependent on our relationship with our former parent company for certain aspects of our business.
We are reliant on Nielsen Holdings, our former parent company, for use of certain trademarks to conduct our business. We are party to a trademark license agreement with Nielsen Holdings, pursuant to which, Nielsen Holdings granted us an exclusive license to use certain trademarks and service marks, including “NielsenIQ” in connection with our core business and a non-exclusive license to use certain tradenames and service marks in connection with certain other fields. The trademark license agreement permits our former parent company to terminate the agreement if we are insolvent or if we assign our rights in violation of the agreement. The trademark license agreement expires at the end of its 20-year term in 2041. If the trademark license agreement is terminated or expires by its term, we may not be able to use certain of our former parent company trademarks in connection with our business. Further, we lack control over the direction and reputation of the licensed trademarks, which could impact our ability to realize the benefits of the trademark license agreement.
Further, we are currently and may in the future, be party to disputes with our former parent company. For example, third parties could also seek to hold us responsible for liabilities of our former parent’s business, including tax liabilities. Nielsen Holdings has agreed to indemnify us for certain liabilities, but such indemnity may not be sufficient to protect us against the full amount of such liabilities, and Nielsen Holdings may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Nielsen Holdings any amounts for which we are held liable, we may be temporarily required to bear these tax costs ourselves. Further, in October 2024 we moved for an injunction seeking to prevent Nielsen Media’s use of certain of our data with one of Nielsen Media’s products. The parties ultimately reached a non-monetary settlement and subsequently executed a settlement agreement and entered a stipulation of dismissal with prejudice of our claims and Nielsen Media’s counterclaims Any disputes between us and our former parent company could harm our reputation or impair our ability to conduct our business in specific fields, which could have a material adverse effect on our business, results of operations and financial condition.

33. Our use of open-source software could limit our ability to sell our products and services, subject our code to public disclosure or require us to reengineer our products.
We use open-source software in certain of our products and services, and it is also contained in some third-party software that we license. Use of and making available certain of our products and services that incorporate open-source software may entail certain risks, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the software. In addition, open-source projects may have security and other vulnerabilities and architectural instabilities or may be otherwise subject to security attacks due to their wide availability and are provided on an “as-is” basis. If we combine our proprietary software with open-source software in a certain manner, we could, under certain “copyleft” open-source licenses, be required to release the source code of our proprietary software under the terms of such an open-source software license, which could require us to offer our source code at little or no cost or grant other rights to our intellectual property. There are many types of open-source licenses, some of which have not been interpreted or adjudicated by U.S. or other courts and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. As such, our use of open-source software could subject us to significant legal expenses and damages and/or limit our ability to sell our products or services or subject our proprietary code to public disclosure if not properly managed. Remediation of such issues may involve licensing software on costly or unfavorable terms or reengineering our products, either of which could adversely affect our business, results of operations and financial condition.
Risks Related to International Operations
34. Our international operations are exposed to risks which could impede growth in the future.
We continue to explore opportunities in major international markets around the world, including China, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:
•costs of customizing services for clients outside of the U.S.;
•increased promulgation of data privacy and security laws and regulations;
•reduced protection for intellectual property in some jurisdictions;
•difficulties managing our workforce and complying with the requirements of work councils in foreign jurisdictions;
•difficulties in managing international operations;
•longer sales and payment cycles;
•exposure to foreign currency exchange rate fluctuation;
•exposure to local economic conditions;
•limitations on the repatriation of funds from foreign operations;
•exposure to local political conditions, including adverse tax and other government policies and positions, civil unrest and seizure of assets by a foreign government;
•the risks of an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate;
•the risks of epidemics, pandemics or other outbreaks of contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (“SARS”), H1N1 (swine) flu, Zika virus and coronavirus (“COVID-19”);
•the practical challenges and costs of complying, or monitoring compliance with trade sanctions laws administered by the U.S., the UK, the UN and the EU, and the requirements of the U.S. Foreign Corrupt Practices Act as well as other applicable anti-bribery and anti-corruption rules and requirements in all of the countries in which we operate; and
•the challenges and costs of complying or monitoring compliance with a wide variety of foreign laws (some of which are evolving or not well-developed), including laws, rules and regulations relating to tax, the conduct of business, labor and employment, privacy, ESG reporting and competition.
In countries where there is not a historical practice of using consumer behavior data, it may be difficult for us to maintain subscribers.

35. The ongoing conflict in Ukraine has impacted our operations in Russia, which could result in certain regulatory inquiries, litigation claims and adversely affect our business, financial condition and results of operations.
We are subject to laws and regulations imposed by the U.S. (including those imposed by the U.S. Treasury Department’s OFAC) and other authorities outside of the U.S. that may prohibit us or our affiliates from doing business in certain countries or territories or restrict the type of business that may be conducted by our affiliates. For example, OFAC, the EU and other governments throughout the world imposed broad economic sanctions and other restrictions against Russia and Russian interests and other authorities have taken actions in response to the Russia-Ukraine War that include the imposition of export controls and broad and dynamic financial and economic sanctions against Russia, Belarus and certain Russian-occupied regions of Ukraine. These actions could adversely affect our business, results of operations or financial conditions. In response to these developments, we undertook changes in our operations in Russia. We deconsolidated our indirect Russia subsidiaries in 2024 and have undertaken measures designed to limit the provision of services or support to those Russian subsidiaries and the receiving or sending of any financial or other information to or from our Russian subsidiaries. Also, we have taken measures to stop the collection or sending of funds to or from Russia. While we continue to hold shares in our operational Russian subsidiaries, these entities are locally managed and act autonomously and are overseen solely by management within Russia without day-to-day or other supervision by us. We also do not have any non-Russian directors at the Russian subsidiary level and have ceased to exert any control over such operations or receive any financial or other benefit therefrom. Given the nature of this evolving conflict, changes in governmental restrictions and the needs of our global clients, there are unknown factors and events that could further impact our Russian operations. We continue to evaluate the impact of the ongoing Russia-Ukraine conflict and assess the impact on our business. However, we cannot predict the future impact of any heightened military conflict between Russia and Ukraine or geopolitical instability, including increased operating risks, additional sanctions or countersanctions, cyber disruptions or attacks and potential negative reaction against our company by clients, employees or other stakeholders due to our historical business presence in Russia. Additionally, clients who react negatively to our presence in Russia may choose to buy products from one of our competitors that does not have a business presence in Russia. Further economic sanctions may be imposed against Russia and Russian interests, and the Russian government may curtail or cease any cooperation with the United States. If this should happen, our activities in Russia, including activities of our Russian subsidiaries, could be negatively impacted, further scaled back or shut down entirely.
In addition, we have incurred, and may continue to incur, increased costs relating to the deconsolidation of our Russian operations. We may incur additional costs related to other aspects of our suspension of operations in Russia that we cannot predict. Our continuing activities in Russia and relating to Russian entities also subject us to risks associated with changes in and interpretations of Russian law such as changes in interpretation that could result in potential restrictions on the performance of services for companies to other countries. Additionally, foreign direct investment legislation is pending in Russia, which, if it were to become effective, could lead to the nationalization of our Russia subsidiaries. If such legislation does not become effective, we may be unable to fully remove our Russian subsidiaries from our organization. Although we have taken measures to comply with relevant laws and regulations governing our operations in Russia and Belarus, and measures to continually monitor developments in this space, any violation or alleged violation of these laws and regulations, or changes in laws or regulations that void our existing licenses to operate, could result in criminal or civil penalties, reputational damage and other substantial costs or penalties, each of which could adversely affect our business, results of operations or financial condition.
36. Export controls and economic and trade sanctions laws could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities include the collection of data from panelists and the provision of services to clients around the world, and such activities may be subject to various restrictions under U.S. export controls and economic and trade sanctions laws. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm.
Although we take precautions to prevent the collection of data from panelists or other sources in embargoed countries and regions that may be subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and we could collect such data in the future despite our precautions. We have implemented a number of screening and other measures designed to prevent such transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists, counterparties or other third parties properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially and adversely affect our business, results of operations and financial condition.
37. We operate data centers in countries outside of the United States that could be adversely affected by changes in political or economic stability or by government policies.
We operate data centers located in countries outside of the U.S. Our foreign operations are subject to higher political and social instability than the U.S. and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics. The political or regulatory climate in the U.S., or elsewhere, also could change so that it would not be lawful or practical for us to use third-party operators with international operations in the manner in which we currently use them. If we could no longer operate our data centers in India or if we are required to transfer some or all of our data center operations to other geographic areas, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

38. Currency exchange rate fluctuations may negatively impact our business, results of operations and financial condition.
We operate globally, deriving approximately 75% of revenues for the year ended December 31, 2025 in currencies other than U.S. dollars, with approximately 23% of revenues deriving in Euros. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our European operations earn revenues and incur expenses primarily in Euros. Outside the U.S. and Europe, we generate revenues and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the revenues and profits of these operations, as well as on the value of balance sheet items (including cash) not denominated in U.S. dollars. In addition, we are subject to currency transaction exposure in those instances where transactions are not conducted in the relevant local currency. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to governmental limitations placed on such conversions, which could materially and adversely affect our business, results of operations and financial condition.
39. Our results of operations and financial condition could be negatively impacted by our pension plans.
We have several defined benefit pension plans around the world, including in the U.K. and Mexico. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.
During 2025, we made cash contributions of approximately $12.4 million for our defined benefit pension plans. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
The performance of the financial markets and interest rates impact our plan expenses, plan assets and funding obligations. Changes in market interest rates, decreases in our pension trust assets or investment losses could increase our funding obligations, which would negatively impact our results of operations and financial condition. In addition, some pension regulators routinely monitor significant corporate transactions by companies that sponsor defined benefit pension plans to ensure that the ongoing viability of such plans will not be impaired as a result of such transactions. As a result, we may be subject to potential pressure from pension regulators to accelerate contribution funding in light of the separation and distribution.
Risks Related to our Capital Structure, Indebtedness and Capital Requirements
40. Our significant indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness, which, as of December 31, 2025, totaled approximately $3,619.2 million, including $3,586.1 million aggregate principal amount outstanding under our Term Loan Facilities and no aggregate principal amount outstanding under our Revolving Credit Facility.
Our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
•requiring us to dedicate a significant portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;
•increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to borrow additional funds in order to maintain required leverage ratios, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
Although the terms of the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
41. Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures or raise additional debt or equity capital. We may not be able to affect any of these on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives, which may adversely affect our business, financial condition and results of operations.
42. The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur additional indebtedness or grant liens;
•transfer material intellectual property outside of the credit group;
•pay dividends and distributions on, or purchase, redeem, defease or otherwise acquire or retire for value, our capital stock;
•make prepayments or repurchases of Restricted Debt (as defined below);
•agree to restrictions on the payment of certain dividends or the creation of certain liens in support of the Credit Facilities;
•make investments, acquisitions, loans and advances;
•engage in consolidations, amalgamations, mergers, liquidations, dissolutions or dispositions;
•engage in transactions with affiliates;
•materially alter the conduct of the business; and
•modify the subordination terms of Restricted Debt.
These restrictions could impede our ability to operate our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. A breach of such covenants could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow our creditors to accelerate the related debt and may result in the acceleration of, or default under, any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
43. Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses, including to make future dividend payments, if any.
Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our ordinary shares for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our ordinary shares, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
44. Despite our substantial debt, we may still be able to incur significantly more debt, which would increase the risks described herein. We may also require additional capital, which may not be available on acceptable terms, if at all, and may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations will increase. As we increase our leverage, we will face greater risks associated with our substantial level of indebtedness as described above as we become more leveraged. As of December 31, 2025, we had approximately $750.0 million of undrawn capacity available under our Revolving Credit Facility, subject to certain conditions. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital. Additional debt could heighten the risks we face.

If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of equity, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase our borrowing costs.
Risks Related to our Ordinary Shares
45. An active and liquid trading market for our ordinary shares may not be sustained and our share price may be volatile.
Our ordinary shares are listed on the NYSE under the symbol “NIQ”. If an active or liquid trading market for our ordinary shares is not sustained, it may be difficult for investors to sell their ordinary shares at an attractive price or at all. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our ordinary may fall. An inactive market may reduce the fair market value of our ordinary shares, impair our ability to raise capital by selling ordinary shares in the future and may impair our ability to acquire companies or products by using our ordinary shares as consideration.
The market price of our ordinary shares may be influenced by many factors including:
•variations in our operating results compared to market expectations or any guidance given by us, or changes in our guidance or guidance practices;
•changes in the preferences of our clients;
•low total comparable sales growth compared to market expectations;
•the failure of securities analysts to cover us after our IPO or changes in financial estimates by the analysts who cover us, our competitors or our industry;
•economic, legal and regulatory factors unrelated to our performance;
•increased competition or share price performance of our competitors;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•actual or anticipated variations in our or our competitors’ operating results, and our competitors’ growth rates;
•future sales of our ordinary shares or the perception that such sales may occur;
•changes in senior management or key personnel;
•changes in laws or regulations, or new interpretations or applications of laws and regulations that are applicable to our business; lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•action by institutional shareholders or other large shareholders;
•events beyond our control, such as war, terrorist attacks, natural disasters, severe weather and widespread illness, public health emergencies or pandemics; and
•the other factors listed in this Part I, Item 1A. Risk Factors section.
As a result of these factors, investors in our ordinary shares may not be able to resell their shares at or above the price at which they purchase the shares. In addition, our share price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of the ordinary shares, regardless of our operating performance. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

46. We may be subject to antitrust litigation or government investigation, which may result in an award of money damages or injunctive relief or force us to change the way we do business.
In the past, certain of our business practices have been investigated by government antitrust or competition agencies, and we have been sued by private parties for alleged violations of the antitrust and competition laws of certain jurisdictions. We have changed certain of our business practices to reduce the likelihood of future litigation. Although each of these material prior legal actions have been resolved, there is a risk that we could, in the future, be the target of investigation by government entities or actions by private parties challenging the legality of our business practices. In addition, we are subject to allegations, claims and legal actions arising in the ordinary course of business. The outcome of many of these proceedings cannot be predicted. If any proceedings, inspections or investigations were to be determined adversely against us or result in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines or settlements involving a payment of material sums of money or if injunctive relief were issued against us, we may be required to change the way we do business, and our business, results of operations and financial condition could be materially adversely affected. Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.
47. Because our Principal Shareholders own a significant percentage of our ordinary shares, they may control all major corporate decisions and their interests may conflict with your interests as an owner of our ordinary shares and our interests.
We are controlled by the Advent Shareholder, KKR & Co. Inc., through its subsidiaries (collectively, “KKR”) and Nuremberg Institute for Market Decisions (“NIM”) (together, the “Principal Shareholders”), who own approximately 77% of our ordinary shares in the aggregate. Accordingly, our Principal Shareholders currently control the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors our Principal Shareholders elect have the authority to incur additional debt, issue or repurchase shares, declare dividends and make other decisions that could be detrimental to shareholders. Even if our Principal Shareholders were to own or control less than a majority of our total outstanding ordinary shares, they will be able to influence the outcome of corporate actions so long as each owns a significant portion of our total outstanding ordinary shares.
Furthermore, in connection with our IPO, we entered into the Shareholders’ Agreement with the Principal Shareholders. Pursuant to the Shareholders’ Agreement, we are required to take all necessary action to cause the Board of Directors and its committees to include one director candidate designated by each of KKR and NIM in the slate of director nominees recommended by the Board of Directors for election by our shareholders, so long as KKR or NIM, respectively, continue to hold at least 50% of the ordinary shares held by such shareholder as of immediately prior to our IPO. The Shareholders’ Agreement also provides that KKR and NIM have consent rights in connection with certain corporate transactions. As a result, KKR and NIM may be able to prevent us from certain actions and the interests of such Principal Shareholders may not be aligned with the Company’s interests. In addition, certain of our directors are currently employees of the Principal Shareholders or their affiliates. As a matter of Irish law, the statutory and fiduciary duties of the Directors are owed to the Company and not to the Company’s individual shareholders. However, the directors may have regard to the interests of a Principal Shareholder or its affiliates and those interests may conflict with the interests of the Company. The resolution of these conflicts may not always be in our or your best interest.
Our Principal Shareholders may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, our Principal Shareholders’ concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares.
Additionally, certain of our Principal Shareholders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. Certain of our Principal Shareholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Shareholders should consider that the interests of our Principal Shareholders may differ from their interests in material respects.

48. We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
The Advent Shareholder controls a majority of our outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:
•the requirement that a majority of our Board of Directors consist of independent directors;
•the requirement that we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
While we do not currently intend to utilize the exemptions listed above, we may from time to time utilize one or more of these exemptions. If we do utilize the exemptions, our Board of Directors and those committees may have more directors who do not meet the independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
49. Sales of a substantial number of ordinary shares in the public market by our existing shareholders could cause our share price to fall.
Sales of a substantial number of ordinary shares in the public market or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities.
Holders of approximately 77% of our outstanding ordinary shares have rights pursuant to the Registration Rights Agreement, subject to certain conditions, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by these shareholders could have a material and adverse effect on the trading price of our ordinary shares.
50. We may change our dividend policy at any time.
We currently intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Our dividend policy may change at any time without notice. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board of Directors, in accordance with our Articles of Association are subject to Irish law. Our Board of Directors will determine whether dividends are in the best interest of our shareholders based on our financial performance and other factors, such as whether such dividends are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us, including the Irish Companies Act. In addition, our ability to pay dividends on our ordinary shares is currently limited by the covenants of our credit agreement and may be further restricted by the terms of any future debt or preferred securities. The Irish Companies Act requires, among other things, Irish companies to have profits available for distribution (known as distributable reserves) equal to or greater than the amount of the proposed dividend. As such, future dividends will be affected by our distributable reserves position and may also be affected by factors that our Board of Directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in tax laws or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.
51. If securities or industry analysts do not publish or cease publishing research or reports about us, issue unfavorable commentary about us or our industry or downgrade our ordinary shares, the price of our ordinary shares could decline.
The trading market for our ordinary shares depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our ordinary shares or issue other negative commentary about us or our industry. In addition, we may be unable or slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our ordinary shares could decline.

52. Becoming a public company has increased our compliance costs significantly and requires the expansion and enhancement of a variety of financial and management control systems and infrastructure and the hiring of significant additional qualified personnel.
Prior to our IPO, we were not subject to the reporting requirements of the Exchange Act, the other rules and regulations of the SEC or any securities exchange relating to public companies. We have made changes and are continuing to work with our legal, independent accounting and financial advisors to identify additional areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, significant changes in these and other areas. However, the expenses that are required in order to adequately operate as a public company are material. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and has also required and will continue to require us to successfully hire and integrate a significant number of additional qualified personnel into our existing finance, legal, human resources and operations departments.
53. If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
54. Transfers of our ordinary shares may be subject to Irish stamp duty.
A transfer of ordinary shares from a seller who holds shares beneficially, for example, through The Depositary Trust Company (“DTC”), to a buyer who holds the acquired shares beneficially, which is effected by the debit/credit of book-entry interests representing the shares through DTC, will not be subject to Irish stamp duty. A transfer of ordinary shares by a seller who holds shares directly to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher), which is generally payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to our transfer agent that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer into DTC is not effected in contemplation of a sale of such shares by the beneficial owner to a third party.
We do not intend to pay any stamp duty levied on transfers of our shares on behalf of a buyer. However, our Articles of Association allow the Company in its absolute discretion, to pay (or to cause one of its affiliates to pay) any such stamp duty payable. In the event of any such payment, we shall be entitled to (i) seek reimbursement from the buyer, (ii) set-off the amount of the stamp duty against future dividends on such shares and (iii) claim a first and paramount lien on the ordinary shares acquired by such buyer and any dividends paid on such shares. Our Board of Directors has discretion to decline to register an instrument of transfer in the name of a buyer unless the instrument of transfer has been properly stamped (in circumstances where stamping is required).
55. Dividends you receive may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders. Whether the Company will be required to deduct Irish dividend withholding tax from dividends paid to a shareholder will depend largely on whether that shareholder is resident for tax purposes in a “Relevant Territory.”
A submission will be made to the Revenue Commissioners of Ireland (the “Irish Revenue”) to confirm that, if you are a resident of the United States and hold our ordinary shares directly, dividends paid to you will not be subject to Irish withholding tax provided you furnish a valid dividend withholding tax form (“DWT Form”) or a valid IRS Form 6166 to our transfer agent. The submission that will be made to the Irish Revenue will also request confirmation that, if you are a resident of the United States and hold our ordinary shares beneficially (i.e., through DTC), dividends will not be subject to Irish withholding tax if the address of the relevant shareholder in his, her or its broker’s records is in the United States (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by us).
Dividends paid to our shareholders who are residents of “Relevant Territories” other than the United States generally will not be subject to Irish dividend withholding tax, provided that those shareholders provide required DWT Forms that will allow them to receive their dividends without any Irish withholding tax. Such shareholders must provide the appropriate DWT Forms to their brokers before the record date for the first dividend payment to which they are entitled (in the case of shares held beneficially) or to our transfer agent at least seven business days before such record date (in the case of shares held directly). Shareholders who fail to provide such tax forms in a timely manner may be subject to Irish withholding tax.

Our shareholders who have not at the time of payment of a dividend provided us with a declaration in the Irish Revenue-prescribed format that they are resident for tax purpose in “Relevant Territories” will be subject to Irish withholding tax (currently at the rate of 25%), unless an exemption applies.
Risks Related to Irish Law
56. Irish law differs from the laws in effect in the United States and U.S. investors may have greater difficulty enforcing civil liabilities against us.
NIQ Global Intelligence plc is an Irish incorporated public limited company. There is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. The United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters, and, accordingly, common law rules apply in determining whether a judgment obtained in a U.S. court is enforceable in Ireland. Although there are processes under Irish law for enforcing a judgment of a U.S. court, including by seeking summary judgment in a new action in Ireland, those processes are subject to certain established principles and conditions, and there can be no assurance that an Irish court would enforce a judgment of a U.S. court in this way and thereby impose civil liability on us or our directors or officers.
As an Irish company, we are governed by the Irish Companies Act and the common law of Ireland, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
57. The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation and these differences may make our ordinary shares less attractive to investors.
We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Irish Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following, as discussed in further detail below:
•under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Irish Companies Act. In addition, no distribution or dividend may be paid or made by us unless our net assets are equal to, or exceed, the aggregate of our called up share capital plus non-distributable reserves and the distribution does not reduce our net assets below such aggregate;
•under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares. Preemption rights may be disapplied under Irish law for renewable five-year periods by Irish companies by way of a provision in such companies’ articles of association or a special resolution of their shareholders, which is an option we availed ourselves of prior to the completion of our IPO;
•under Irish law, certain matters require the approval of holders of 75% of the votes cast at a general meeting of our shareholders, including amendments to our Articles of Association, which may limit our flexibility to manage our capital structure;
•under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, tender of 80% of our outstanding shares will likely be a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and
•under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments.
58. Attempted takeovers of NIQ Global Intelligence plc are subject to the Irish Takeover Rules and will be under the supervisory jurisdiction of the Irish Takeover Panel.
We are subject to the Irish Takeover Panel Act 1997, as amended, and the Irish Takeover Rules promulgated thereunder, which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish incorporated public limited companies listed on certain stock exchanges, including the NYSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field. For example, pursuant to the Irish Takeover Rules, our Board of Directors will not be permitted, without shareholder approval, to take certain actions which might frustrate an offer for our shares once our Board of Directors has received an approach that might lead to an offer or has reason to believe that an offer is, or may be, imminent.

59. Under the Irish Takeover Rules, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of us may be required to make a mandatory cash offer for our remaining shares.
Under the Irish Takeover Rules, in certain circumstances, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of us may be required to make a mandatory cash offer for our remaining shares at a price not less than the highest price paid for the shares by that person or its concert parties during the previous 12 months. Save with the consent of the Irish Takeover Panel, this mandatory offer requirement is triggered: (i) if an acquisition of shares would result in a person or persons acting in concert holding shares representing 30% or more of our voting rights and (ii) where a person, or persons acting in concert, already hold(s) shares representing between 30% and 50% of our voting rights, if an acquisition of shares would result in the percentage of the voting rights held by such person, or persons acting in concert, increasing by more than 0.05% within a 12-month period. In the case of an issuance of new shares, the Irish Takeover Panel will typically waive the mandatory offer requirement in circumstances where the issuance has been approved in advance by simple majority vote given at a general meeting of independent shareholders convened in accordance with the requirements (including as to disclosure) of the Irish Takeover Rules. The mandatory offer requirements do not apply to a single holder, holding shares representing more than 50% of our voting rights. Further, our Board of Directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and members of our Board of Directors to acquire more of our securities, including under the terms of any executive incentive arrangements.
60. Anti-takeover provisions in our Articles of Association could make an acquisition of our ordinary shares more difficult.
Our Articles of Association contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares, adversely affect the market price of our ordinary shares and adversely affect the voting and other rights of holders of our ordinary shares. These provisions include: (i) permitting our Board of Directors to issue preference shares without the approval of holders of our ordinary shares, with such rights, preferences and privileges as they may designate and (ii) allowing our Board of Directors to adopt a shareholder rights’ plan upon such terms and conditions as it deems expedient in the interests of NIQ Global Intelligence plc.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity strategy and risk management program designed to protect the confidentiality, integrity and availability of our systems and information. This program is integrated into our enterprise risk management framework and informed by recognized industry practices, including the NIST Cybersecurity Framework, CIS Critical Security Controls and the ISO/IEC 27001:2022 Framework.
The key elements of our cybersecurity risk management program are described below:
We utilize internal information technology resources for the primary aspects of our cybersecurity program. Our internal team is supported by external service providers and consultants as needed.
We conduct ongoing cybersecurity program maturity assessments and business impact analyses to identify critical processes, sensitive data and potential operational disruptions. These assessments help us prioritize risks from cybersecurity threats and allocate resources effectively.
We perform ongoing vulnerability assessments of our internal and external environments along with independent pressure testing (including penetration testing) by third-party organizations to independently evaluate the real-world efficacy of our cybersecurity program. These assessments supplement our internal reviews and are designed to ensure the effectiveness of our controls and risk mitigation of new cybersecurity vulnerabilities.
We utilize third-party service providers for certain business operations. We have established processes to assess and monitor cybersecurity risks associated with these service providers. Our reviews include evaluating providers’ SOC 2 Type II, or other relevant security audit reports, assessing incident response strategies and conducting ongoing monitoring of significant changes throughout our relationship with the provider. Our risk management program monitors for risk to our systems and services presented by these service providers and promotes strategies to address any threats identified.
We employ a multi-layered defense approach to cybersecurity leveraging our people, external resources, controls, tools and automated platforms to reduce the risk that could result from a cybersecurity incident. We maintain a documented cybersecurity incident response plan that outlines the steps to respond to cybersecurity incidents. This plan is periodically tested, and we retain external forensic support, if required, for material incidents.
Finally, we provide recurring cybersecurity training and awareness programs for employee, leveraging actual scenarios to validate and improve our cybersecurity incident response plan and ensure that our management understands its roles and responsibilities if a cybersecurity incident were to occur.

Our cybersecurity strategy and risk management program interfaces with other functional areas within the NIQ, including our business segments, legal, compliance, human resources and internal audit departments, and is overseen by management as part of our enterprise risk management process. We have not identified incidents from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected our business or financial condition. However, there can be no assurance that we will not suffer a significant event in the future as we continue to face ongoing risks from cybersecurity threats that, if realized, could be reasonably likely to materially affect us, including our operations, business strategy, results of operations, financial condition or cash flows. For more information on how cybersecurity risk may materially affect our business, financial positions, results of operations or cash flows, please see Part I, Item 1A. Risk Factors hereof.
Governance
The Audit Committee of our Board of Directors oversees cybersecurity risk as part of its broader risk oversight responsibilities. The Audit Committee has primary responsibility for evaluating our cybersecurity risk management program, monitoring major cybersecurity risk exposures and reviewing the steps management has taken to assess, identify and manage these exposures, including policies and procedures for risk mitigation and compliance with applicable legal and regulatory requirements.
Management is responsible for implementing cybersecurity strategy and managing day-to-day risks. Key roles include our Chief Security Officer and our CTO, who reports directly to our CEO. The Chief Security Officer leads our cybersecurity risk management program, ensuring alignment with business objectives and strategy and supervising internal cybersecurity personnel and external cybersecurity service providers. The CTO provides strategic oversight of the Chief Security Officer’s duties, technology infrastructure and execution of cybersecurity initiatives.
Both the Chief Security Officer and CTO have over 15 years of experience in cybersecurity leadership roles, including prior positions at publicly traded companies. Our Chief Security Officer has extensive experience developing and implementing cybersecurity programs in banking and the credit reporting industry and holds relevant industry certifications, including the Digital Directors Network Qualified Technology Expert (“QTE”) certification, while our CTO previously served as CTO and Chief Information Officer (“CIO”) for a NYSE listed credit reporting agency prior to joining the NIQ.
As part of our defined cybersecurity policies and cybersecurity incident response plan, management is regularly updated on the status of the execution of our cybersecurity strategy and daily operations of the program. This includes regular reporting and evaluation of significant cybersecurity incidents. Updates on cybersecurity program performance, incident response readiness and emerging threats are provided to the appropriate internal risk committees as needed.
Our CTO, supported by our Chief Security Officer, provides quarterly reports to the Audit Committee, which generally include:
•Our current cybersecurity risk profile;
•Any changes to our cybersecurity strategy;
•Status of the execution of the cybersecurity strategy; and
•A summary of any material cybersecurity incidents, including nature, impact and remediation.
In the event of a material cybersecurity incident, communication to the Audit Committee of the Board of Directors occurs promptly, pursuant to our cybersecurity incident response plan.
Item 2. Properties
NIQ’s corporate headquarters is located in Chicago, Illinois. As of December 31, 2025, we lease or own property in approximately 206 locations across 81 countries worldwide with a total square footage of approximately 3.2 million. We believe that our existing properties are in good condition and are suitable for the conduct of our business.
Our offices and data centers may be shared across multiple reportable segments. Therefore, we do not allocate properties by segment.
Item 3. Legal Proceedings
From time to time, NIQ is subject to litigation and other claims in the ordinary course of business. As of December 31, 2025, NIQ does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized, if appropriate, for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, NIQ’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters. Further, future litigation to which NIQ may become a party could have a material adverse effect on the business, financial position, cash flows or results of operations.
For more information on various legal proceedings, see Note 19. “Commitments and Contingencies” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for the Registrant's Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares are traded on the NYSE under the symbol “NIQ”.
Holders of Record
As of February 24, 2026, we had 6 shareholders of record. A portion of our ordinary shares are held by beneficial holders whose shares of record are held in the name of a nominee.
Dividend Policy
We have never declared or paid any cash dividends on our ordinary shares. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends on our ordinary shares in the foreseeable future. However, we reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our Credit Facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on our ordinary shares will be at the sole discretion of our Board of Directors, in accordance with our Articles of Association, and are subject to our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, including restrictions under our Credit Facilities and other indebtedness we may incur, and any other factors that our Board of Directors may deem relevant. Any determination to pay dividends in the future would be subject to compliance with applicable laws, including the Irish Companies Act, which requires Irish companies to have profits available for distribution equal to or greater than the amount of the proposed dividend. For more information on restrictions on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” within Part II, Item 7 of this Annual Report on Form 10-K.
Securities Authorized for Issuance under Equity Compensation Plans
The table below sets forth, as of December 31, 2025, certain information regarding the NIQ’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrant and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrant and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,490,804	(1)	N/A	(2)	31,490,372	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,490,804				31,490,372
(1)Balance represents restricted stock units. It excludes securities exempt from registration pursuant to Section 4(a)(2) of the Securities Act. These include 633,624 shares underlying outstanding restricted stock units and 1,535,670 shares underlying existing “phantom” awards, that represent awards granted prior to the Reorganization (see Corporate Information section within Part I, Item 1. Business for more details) and, in accordance with their terms, were exchanged for awards under the NIQ Global Intelligence plc 2025 Equity Incentive Plan upon our IPO.

(2)Column (a) only consists of restricted stock units. There are no exercise prices for restricted stock units.

(3)Represents ordinary shares reserved for future issuance under our 2025 Equity Incentive Plan.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return provided to shareholders of our ordinary shares relative to the cumulative total returns of the Russell 1000 Index and an aggregate index of our proxy peers consisting of Broadridge Financial Solution, Inc.; Clarivate Plc; CoStar Group, Inc.; Equifax Inc.; Experian Plc; FactSet Research Systems Inc.; FTI Consulting, Inc.; Gartner, Inc.; Global Payments, Inc.; KBR, Inc.; Morningstar, Inc.; MSCI Inc.; RELX Plc; Thomas Reuters Corporation; Transunion; Verisk Analytics, Inc.; and Wolters Kluwer N.V.

The graph assumes that $100 was invested in our ordinary shares, the Russell 1000 Index and the peer index at their respective closing prices on July 23, 2025, the date our ordinary shares began trading on the NYSE, and assumes reinvestment of all dividends, where applicable, through December 31, 2025. The comparisons in the graph are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of our ordinary shares.

The following table summarizes share performance graph data points.

	Base period	Months Ending
	7/23/2025	7/31/2025	8/31/2025	9/30/2025	10/31/2025	11/30/2025	12/31/2025
NIQ Global Intelligence plc	$100.00	$87.81	$81.14	$74.76	$59.05	$74.86	$78.52
Russell 1000 Index	$100.00	$100.42	$102.53	$106.08	$108.37	$108.63	$108.64
Peer Group	$100.00	$100.49	$93.17	$91.67	$86.77	$81.40	$82.07
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On July 22, 2025, our registration statement on Form S-1 (File No. 333-288376), as amended (the “Registration Statement”), was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed July 24, 2025 and other periodic reports previously filed with the SEC.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risk and uncertainties described under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

This section of our Annual Report on Form 10-K generally focuses on 2025 and 2024 results, including year-over-year comparisons between those periods. A discussion of 2023 results and the year-to-year comparison between 2024 and 2023 is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our prospectus dated July 22, 2025, which was filed with the Securities and Exchange Commission on July 24, 2025 pursuant to Rule 424(b) of the Securities Act in connection with our IPO.
Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as “n/m”.
Company Overview
We are a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. We manage a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence and highly sophisticated software applications and analytics solutions. Our unified, AI-powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata and provides a global, omnichannel view of consumer shopping behavior – The Full ViewTM. Leveraging our strong NIQ brand, long-term client relationships, global scale, proprietary technology and extensive data and insights, we are positioned as a global leader in measuring, analyzing and predicting consumer behavior in the fast moving consumer goods, technology and durables and other verticals in which we operate. We believe our solutions, mission-critical insights, analytics and software applications are deeply embedded across our clients’ enterprise supporting their strategic and operational decisions, enabling them to measure performance, maintain and strengthen their market positions and drive innovation and profitable growth.
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% of our revenue for the year ended December 31, 2025. Approximately 84% of Intelligence revenue for the year ended December 31, 2025 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.
Recent Developments
Reorganization
On July 22, 2025, the Reorganization was completed, whereby NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including Intermediate Dutch Holdings B.V., a private company with limited liability organized under the laws of the Netherlands (“Dutch Holdings”). All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc.
Initial Public Offering
On July 24, 2025, we completed our IPO, in which we issued and sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. We received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 1. “Organization” and Note 10. “Debt” in our notes to the consolidated financial statements for additional information.

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
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 10. “Debt” in our notes to the consolidated financial statements for additional information.
Acquisition of Gastrograph
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
Acquisition of M-Trix
On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $26.8 million USD) was paid upon the closing.
The remaining BRL190.0 million will be paid as follows: (i) BRL60.0 million upon the first anniversary of the closing, (ii) BRL BRL60.0 million upon the second anniversary of the closing, (iii) BRL50.0 million upon the third anniversary of the closing and (iv) BRL20.0 million following the sixth anniversary of the closing, subject to any ongoing claims for which M-Trix is held indemnifiable. Only the Holdback Amount will be subject to adjustment by the the Interbank Deposit Certificate of Brazil (“CDI”).
In connection with the acquisition of M-Trix, we entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby we received BRL150.0 million (equivalent to approximately $26.8 million USD) to finance the transaction. The BRL Loan is subject to interest at the CDI rate plus a spread of 280 basis points. We settled the BRL Loan, including the accrued interest, during the third quarter of 2025.
We believe the acquisition will expand our presence in Latin America and allow for enhancements to our existing offerings. The acquisition was accounted for as a business combination using the acquisition method. See Note 3. “Acquisitions” in our notes to the consolidated financial statements for additional information.
Financial Highlights
This summary consolidated financial data (as reported) provides highlights from the results of operations that follows.

	Year Ended December 31,		Revenue as a percentage of total
			%	%
(in millions)	2025	2024	2025	2024
Revenue by segment:
Americas revenue	$1,632.2	$1,550.2	38.9%	39.0%
EMEA revenue	1,864.5	1,731.5	44.4%	43.6%
APAC revenue	701.7	690.9	16.7%	17.4%
Total Revenue	$4,198.4	$3,972.6
Revenue by product groupings:
Intelligence revenue	$3,394.0	$3,184.9	80.8%	80.2%
Activation revenue	804.4	787.7	19.2%	19.8%
Total Revenue	$4,198.4	$3,972.6

Our Business Strategy
Our business strategy is focused on generating long-term, profitable growth by delivering valued solutions to both new and existing clients within our industry groups and across our Intelligence and Activation solutions. We believe our ability to execute the following strategic growth initiatives will enable us to achieve our business strategy.
•Innovate, Launch and Expand New Products. We aim to expand existing client relationships by delivering innovative products and solutions that meet clients’ evolving needs. Our solutions are scalable across clients, verticals and geographies, and our continued investment in AI-powered technology enables us to develop new capabilities, enhance our existing offerings and expand client share of wallet. Enhanced cross-selling opportunities allow us to capture more of our clients’ data and analytics spend, increasing the average number of solutions used by our clients. Recent examples of our new product innovation include eCommerce Measurement, Omnishopper, Digital Shelf, Revenue Optimizer and Retail Activate, among others. Of our top clients measured by revenue contribution, 94% have adopted at least one of these new capabilities, purchasing two new products on average, and we estimate these new capabilities contributed approximately two percentage points of revenue growth in 2025. Among all of our clients, the adoption rate of these new solutions in 2025 was 30%, representing an actionable penetration opportunity of more than 70%.
•Increasing Our Subscription Revenue Base. We believe our global footprint, innovation focus, enhanced and expanded data coverage and AI-powered technology platform support our ability to maintain high renewal rates and increase Intelligence Subscription contract value through up-selling of additional solutions, modules, reads and regions. Our dedicated on-site client success teams work closely with clients, enhancing retention and satisfaction through our strong value proposition. In 2025, our client success teams generated more than 13,000 sales-ready leads, which we estimate resulted in more than $122.3 million of additional revenue. We also proactively engage clients in renewal discussions well in advance, focusing on solution quality and effectiveness, and we also deliver value-added product enhancements to support price increases. Our renewal strategy has enabled us to renew all of our largest clients by revenue that have come up for renewal since the 2021 Carve-Out Transaction and has led to Intelligence Subscription net dollar retention of 105% and Intelligence net dollar retention of 104% for 2025. We believe our ability to sustain and increase our existing subscription revenue base sets a foundation for future growth. We estimate that higher pricing from strong renewals contributed approximately three percentage points of revenue growth in 2025.
•Enhance Our Cross-Selling Penetration. Cross-selling within and across our Intelligence and Activation solutions increases the number of solutions our top clients use and enables us to capture more of our clients’ data and analytics budget. For example, among our Intelligence clients, the percentage of clients that purchased eCommerce solutions in the specific year increased from 9% in 2021 to 29% in 2025, driving 32% eCommerce revenue growth year over year while representing an attractive cross-sell opportunity in eCommerce to gain the more than 71% of clients that remain. We also have strong attachment rates from Intelligence to Activation, with approximately 78% of our Activation revenue in 2025 originating from existing Intelligence clients. We believe that there is a significant opportunity to expand relationships with existing clients through cross-selling and adoption of additional products.
•Expand Within New Verticals. We are committed to broadening our presence by increasing coverage across channels with enhanced data coverage. Within FMCG, we continue to expand across the pet, beauty, tobacco and beverage and alcohol industries. We believe we can capture additional TAM and white space in adjacent sectors such as financial services, government, advertising and other potential expansion areas including healthcare, media, logistics and FMCG distributors. In media specifically, our granular data and insights allow advertisers to target advertisements with high precision and measure the impact of, and returns on, their advertising spend. Additionally, we believe our ability to add and expand relationships with small business clients will also contribute to our growth. We estimate these new verticals, channels, and markets contributed approximately one percentage point of revenue growth in 2025.
•Increasing Profitability by Leveraging Our Scalable Operating Model. Our scalable “build once, deploy everywhere” business model, global presence and enhanced technology platform allow us to scale solutions rapidly, lower our cost to serve clients and grow revenue at increasing margins. We believe that our strategic focus on cost optimization and efficiency will continue to expand our margins. Our embedded AI capabilities and expansion to alternative data collection methods and sources have helped reduce our Cash Data Costs from 22% of revenue in 2021 to 15% in 2025. We are also reducing personnel costs by expanding our presence and talent in lower cost countries. The reduced operating costs and overhead savings through targeted efficiencies and synergies have strengthened our operating leverage. Our CEP is completed while cost synergies from the GfK Combination are expected to be substantially realized by 2026.
•Strong Free Cash Flow Generation. Our business model supports strong cash flow generation, driven by our recurring revenue base, efficient cost structure characterized by a primarily fixed cost base and limited maintenance capital expenditure requirements, which we expect to normalize as our investment in our transformation initiatives are substantially complete. We have a proven ability to deploy capital in strategic, value accretive M&A which complements our organic growth and further enhances our financial profile.

Factors Affecting Results of Operations
The following factors, among others described herein, have been important to our business, and we expect them to continue to impact our results of operations and financial condition in future periods:
•Impact of the GfK Combination and Other Recent Acquisitions and Sales. We regularly evaluate and pursue accretive acquisitions and have realized substantial growth through our acquisition strategy. On July 10, 2023, we completed the GfK Combination. GfK is a global information services company that provides technology-driven data and insights to its clients in the consumer T&D and retail industries. The combination of NIQ and GfK brought together two companies with highly compatible capabilities and created a global leader in consumer intelligence. Historically, our business has been operated through Intermediate Dutch Holdings B.V. and its consolidated subsidiaries, including our operating subsidiaries. Subsequent to the Combination Closing Date, our operations have included the operations of GfK SE (currently named GfK GmbH) and its consolidated subsidiaries, which comprise the GfK business that we acquired in the GfK Combination. Our consolidated financial statements for the year ended December 31, 2023 include the results of GfK from and after the Combination Closing Date (from July 10, 2023 to December 31, 2023). The combination has been a significant driver of our revenue, cost of revenue and other operating expenses since the Combination Closing Date. For the year ended December 31, 2024, the Company recognized a gain from the sale of GfK European Consumer Panel services business (the “GfK European Consumer Panel Business”) $12.4 million of which was divested on January 9, 2024 as required by the European Commission to address its competition concerns and is presented as discontinued operations (as further described in Note 4. “Discontinued Operations and Disposals” of our notes to the consolidated financial statements) (the “Required GfK European Consumer Panel Service Divestiture”). Additionally, purchase accounting under GAAP requires that all assets acquired and liabilities assumed in a business combination be recorded at fair value on the acquisition date. As a result our acquisition strategy has resulted, and could result in the future, in significant charges for the amortization of acquired tangible and intangible assets (or impairments, if any) recorded in our results of operations, which have materially impacted, and may continue to impact, our results of operations. Further, acquisitions can affect the comparability of our notes to the consolidated financial statements from period to period.
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
•Sale of Netquest. On December 17, 2024, we entered into an agreement to sell our ownership interest in Netquest, a provider of panels primarily located in Europe acquired through the GfK Combination. On February 3, 2025, we completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The proceeds were primarily used to repay outstanding borrowings on the Revolver. See Note 4. “Discontinued Operations and Disposals” in our notes to the consolidated financial statements for additional information.
•Debt Refinancing. On January 24, 2025, the Credit Agreement was amended to reduce the interest rate spreads on the USD Term Loan and EUR Term Loan to 350 basis points. We expect that this repricing will generate approximately $62 million of annual interest expense savings. Additionally, on July 11, 2025, the Credit Agreement was further amended to reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points. Subsequently, on August 12, 2025, the Credit Agreement was amended to (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points and (c) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points. We expect that these combined amendments will generate approximately $100 million of annual interest expense savings. During the third and fourth quarters of 2025, the Company met certain ratio levels in the Credit Agreement which resulted in reduced interest rate spreads of 225 basis points and 275 basis points for the USD Term Loan and EUR Term Loan, respectively. We expect that these reductions will generate approximately $9 million of annual interest expense savings.
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
•Acquisition of M-Trix. On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $26.8 million USD) was paid upon the closing.

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
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the years ended December 31, 2025 and December 31, 2024 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our clients.
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

	Year Ended December 31,
(in millions)	2025	2024
Intelligence Subscription Revenue	$2,877	$2,700
Intelligence Subscription Revenue Growth	6.6%	7.2%
Intelligence Subscription Revenue as a percentage of Intelligence Revenue	84%	84%
Total Intelligence Subscription Revenue as a percentage of total Revenue	68%	67%
Net Dollar Retention (“NDR”)
NDR represents the amount of Annualized Revenue that we generate from our existing clients. To compute NDR for any period, we compare the Annualized Revenue for Intelligence Revenue or for Intelligence Subscription Revenue at the end of the prior year comparable quarter (“beginning of period Annualized Revenue”) to the Annualized Revenue from that same cohort of clients at the end of the current quarter (“retained Annualized Revenue”); we then divide the retained Annualized Revenue by the beginning of period Annualized Revenue to arrive at the NDR. The calculation includes the positive impact within the same cohort of clients of selling additional products, cross-selling products, price increases and the impact of clients who have returned after a short period in which they did not purchase our solutions. The calculation does not include the impact of revenue increases from acquiring new clients (whether from the ordinary course of business or acquisitions) during the period and is calculated at constant currency using consistent foreign exchange rates for the applicable periods presented. NDR is used by our management as an indicator of our ability to retain and grow revenue from our existing clients, as well as the stability of our revenue and as such, we believe it can be useful for investors in evaluating the strength of our business. Since the Transformation Program began, the NDR for Intelligence Revenue has improved from the mid-90 percentage range prior to the 2021 Carve-Out Transaction to 104% for the year ended December 31, 2025, driven by similar increases in the NDR for Intelligence Subscription Annualized Revenue.

	Year Ended December 31,
	2025	2024
NDR for Intelligence Subscription Revenue	105%	106%
NDR for Intelligence Revenue	104%	104%

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

	Year Ended December 31,
	2025	2024
GDR for Intelligence Subscription Revenue	98%	98%
GDR for Intelligence Revenue	98%	97%
Components of Results of Operations
Revenues
We report revenue according to three reporting segments: Americas, EMEA and APAC. Within these segments, we generate revenue from solutions in two product groupings: (i) Intelligence and (ii) Activation. Intelligence solutions include sales of retail omnichannel measurement, consumer panel, eCommerce and other data. Activation solutions include sales of customized analytics research and predictive models to improve decisions around product innovation, pricing, marketing and supply chain.
Cost of revenues (excluding depreciation and amortization)
Cost of revenues primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 5. “Revenue” of our notes to the consolidated financial statements).
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include personnel-related costs, costs for professional and consultancy services and occupancy costs.
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
Restructuring, net
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

Nonoperating expense, net
Nonoperating expense, net primarily includes costs associated with remeasurement of warrant to fair value prior to equity reclassification, gain or loss on deconsolidation of our Russian subsidiaries, write-off of unamortized debt discount and debt issuance costs, our factoring program, components of net periodic pension cost other than service cost, income from transition services agreement and settlement of tax indemnification.
Income tax expense from continuing operations
Income tax expense from continuing operations includes U.S. federal, U.S. state and non-U.S. income tax and withholding tax expense. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the audited consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.
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
Discontinued operations
Discontinued operations include the operating results from the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture. See Note 4. “Discontinued Operations and Disposals” in our notes to the consolidated financial statements for additional information.
Results of Operations
For the years ended December 31, 2025 and 2024, our results of operations were as follows:

			Change
	Year Ended December 31,		2025 vs. 2024
(in millions)	2025	2024	$	%
Revenues	$4,198.4	$3,972.6	$225.8	5.7%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	1,862.1	1,771.6	90.5	5.1%
Selling, general and administrative expenses	1,597.7	1,601.4	(3.7)	(0.2)%
Depreciation and amortization	632.5	596.7	35.8	6.0%
Impairment of long-lived assets	1.1	31.1	(30.0)	(96.5)%
Restructuring, net	44.0	98.5	(54.5)	(55.3)%
Other operating income, net	(24.4)	(26.9)	2.5	(9.3)%
Total operating expenses	4,113.0	4,072.4	40.6	1.0%
Operating income (loss)	85.4	(99.8)	185.2	(185.6)%
Interest expense, net	(317.6)	(410.6)	93.0	(22.6)%
Foreign currency exchange gain (loss), net	78.2	(34.2)	112.4	328.7%
Nonoperating expense, net	(55.8)	(145.9)	90.1	(61.8)%
Loss from continuing operations before income taxes	(209.8)	(690.5)	480.7	(69.6)%
Income tax expense from continuing operations	(135.5)	(113.7)	(21.8)	19.2%
Loss from continuing operations	(345.3)	(804.2)	458.9	(57.1)%
Discontinued operations (Note 4):
Income from discontinued operations before income taxes	—	12.5	(12.5)	(100.0)%
Income from discontinued operations	—	12.5	(12.5)	(100.0)%
Net loss	(345.3)	(791.7)	446.4	(56.4)%
Less: Net income attributable to noncontrolling interests	8.0	6.3	1.7	27.0%
Net loss attributable to NIQ	$(353.3)	$(798.0)	$444.7	(55.7)%

Revenues
Revenues increased $225.8 million, or 5.7% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Americas revenue increased by $82.0 million for the year ended December 31, 2025 driven by higher incremental Intelligence revenue of $66.7 million, representing an increase of 5.5% due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, and by higher incremental Activation revenue of $15.3 million, representing an increase of 4.5% driven by higher project demand and volumes. EMEA revenue also increased by $133.0 million for the year ended December 31, 2025 driven by higher incremental Intelligence revenue of $131.1 million representing an increase of 8.9% driven by strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets, slightly offset by the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) and the deconsolidation of our Russia subsidiaries. In addition, APAC revenue increased by $10.8 million for the year ended December 31, 2025 driven by higher incremental Intelligence revenue of $11.4 million, representing an increase of 2.2%, driven by stronger demand for services.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $90.5 million, or 5.1% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by inflationary costs and increased personnel costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $3.7 million, or 0.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by productivity savings related to the NIQ Transformation program and synergies related to the GfK integration offset by increases driven by inflationary costs and changes in foreign currency exchange rates.
Depreciation and amortization
Depreciation and amortization increased $35.8 million, or 6.0%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase is driven by the increase in amortization for internally developed software and other intangibles for the same periods.
Impairment of long-lived assets
Impairment of long-lived assets decreased $30.0 million, or 96.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease is driven by the impairment of long-term assets associated with the deconsolidation of our Russian subsidiaries during the year ended December 31, 2024.
Restructuring, net
Restructuring charges decreased $54.5 million, or 55.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in restructuring charges was driven by $61.7 million of lower severance costs associated with GfK Integration, as well as a $7.2 million increase in severance costs associated with our CEP. See Note 14. “Restructuring Activities” in our notes to the consolidated financial statements for additional information.
Other operating income, net
Other operating income decreased $2.5 million, or 9.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease is primarily attributable to a decrease in charges to equity method investments.
Interest expense, net
Interest expense, net decreased $93.0 million, or 22.6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by the 2025 debt refinancings. As a result of the refinancing, there was a decrease of $100.1 million in interest expense related to these loans. See Note 10. “Debt” in our notes to the consolidated financial statements for additional information.
Foreign currency exchange gain (loss), net
Foreign currency exchange gain (loss), net increased $112.4 million, or 328.7% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher foreign currency gains of $121.7 million related to debt obligations denominated in a currency other than the entity’s functional currency.
Nonoperating expense, net
Nonoperating expense, net decreased $90.1 million, or 61.8% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This was primarily driven by year over year changes of $63.0 million related to the deconsolidation of our Russian subsidiaries, and $35.5 million related to the remeasurement of warrant to fair value prior to equity reclassification.

Income tax expense from continuing operations
Income tax expense from continuing operations increased $21.8 million, a change of 19.2% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the effective tax rate was (64.6)% and (16.5)%, respectively. The decrease in our effective tax rate for the year ended December 31, 2025, as compared to the year ended December 31, 2024 was primarily driven by a reduction in the pre-tax book loss, changes in jurisdictional earnings and an increase in withholding tax.
Income from discontinued operations before income taxes
We had no income from discontinued operations for the year ended December 31, 2025, compared to income of $12.5 million for the year ended December 31, 2024. This income relates to the GfK European Consumer Panel Business that was divested in the required GfK European Consumer Panel Services Divestiture which resulted in a $12.4 million gain recognized in connection with completing the sale during the year ended December 31, 2024. See Note 4. “Discontinued Operations and Disposals” in our notes to the consolidated financial statements for additional information.
Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•Americas, which includes North America and Latin America
•EMEA, which includes Europe, the Middle East and Africa
•APAC, which includes Asia Pacific and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the years ended December 31, 2025 and December 31, 2024. We evaluate segment operating performance using segment Revenues and segment Adjusted EBITDA. See Note 17. “Reportable Segments” in our notes to the consolidated financial statements for additional information.
Americas

	Year Ended December 31,
(in millions)	2025	2024
Segment Revenues	$1,632.2	$1,550.2
Segment Adjusted EBITDA	491.6	437.8
Segment Adjusted EBITDA Margin %	30.1%	28.2%
Segment Revenues
Americas’ segment revenues increased by $82.0 million, or 5.3%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Segment Intelligence revenue increased by $66.7 million due to strong renewals, expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets. Activation revenue increased by $15.3 million driven by higher project demand and volumes.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas’ segment Adjusted EBITDA increased by $53.8 million, or 12.3% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The change is primarily attributable to an increase in segment revenues for the year ended December 31, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.
EMEA

	Year Ended December 31,
(in millions)	2025	2024
Segment Revenues	$1,864.5	$1,731.5
Segment Adjusted EBITDA	558.6	447.9
Segment Adjusted EBITDA Margin %	30.0%	25.9%
Segment Revenues
EMEA segment revenues increased by $133.0 million, or 7.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by segment Intelligence revenue which increased $131.1 million due to strong renewals, expansion in core services, cross-selling new capabilities, penetrating adjacent, high-growth markets and favorable currency exchange rates.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $110.7 million, or 24.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase is primarily due to an increase in segment revenues for the year ended December 31, 2025. Segment costs, which primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs, increased for the period.
APAC

	Year Ended December 31,
(in millions)	2025	2024
Segment Revenues	$701.7	$690.9
Segment Adjusted EBITDA	140.1	150.6
Segment Adjusted EBITDA Margin %	20.0%	21.8%
Segment Revenues
APAC segment revenues increased by $10.8 million, or 1.6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by higher incremental Intelligence revenue of $11.4 million, driven by expansion in core services, cross-selling new capabilities and penetrating adjacent and high-growth markets.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA decreased by $10.5 million, or 7.0%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by an increase in segment costs for the year ended December 31, 2025. Segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
Non-GAAP Financial Measures
We present EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Loss, Adjusted Net Loss per Share, Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth in the tables below as supplemental measures of our operating performance and liquidity. We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance.
Our consolidated financial statements are prepared and presented in accordance with U.S. GAAP. These non-GAAP financial measures are not presentations made in accordance with U.S. GAAP and should not be considered as an alternative to net income or loss, income or loss from operations or any other performance measure prepared and presented in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with U.S. GAAP.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA is defined as net loss attributable to NIQ excluding interest expense, net, income tax expense from continuing operations, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for Transformation Program costs, GfK integration costs, acquisition and transaction related costs, impairment of long-lived assets, foreign currency exchange (gain) loss, net, loss (gain) from discontinued operations, nonoperating items, net, share-based compensation expense and other operating items, net. Specifically, Adjusted EBITDA and Adjusted Net Loss allow for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Revenue. The following table shows EBITDA and Adjusted EBITDA for the periods presented, and the reconciliation to their most comparable GAAP measure, Net Loss Attributable to NIQ and Net Loss attributable to NIQ divided by Revenue, for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net loss attributable to NIQ	$(353.3)	$(798.0)
Interest expense, net	317.6	410.6
Income tax expense from continuing operations	135.5	113.7
Depreciation and amortization	632.5	596.7
EBITDA	732.3	323.0
Transformation Program costs(1)	48.2	56.0
GfK integration costs(2)	62.3	126.3
Acquisitions and transaction related costs(3)	25.3	17.6
Impairment of long-lived assets(4)	1.1	31.1
Foreign currency exchange (gain) loss, net(5)	(78.2)	34.2
Gain from discontinued operations(6)	—	(12.5)
Nonoperating items, net(7)	67.8	161.5
Share–based compensation expense(8)	61.1	4.7
Other operating items, net(9)	(3.4)	(1.4)
Adjusted EBITDA	$916.5	$740.5
Net loss attributable to NIQ divided by Revenue	(8.4)%	(20.1)%
Adjusted EBITDA Margin	21.8%	18.6%
Adjusted EBITDA increased $176.0 million, or 23.8%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase primarily reflects strong organic constant currency revenue growth and savings from our CEP. The impact of the deconsolidation of our Russian subsidiaries and the sale of ownership interest in Netquest (a panel provider acquired through the GfK Combination) had an unfavorable impact of $22.0 million. The unfavorable impact of foreign exchange on Adjusted EBITDA was $1.2 million. Adjusted EBITDA Margin increased 320 basis points for the year ended December 31, 2025 primarily due to strong revenue growth.
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
(6)Gain from discontinued operations represents operations associated with the GfK European Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 4. “Discontinued Operations and Disposals” in our notes to the consolidated financial statements for additional information).
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

	Year ended December 31,
(in millions)	2025	2024
Nonoperating items, net	$67.8	$161.5
Deconsolidation of subsidiaries	(5.2)	57.8
Remeasurement of warrant to fair value	39.7	75.2
Net periodic pension benefit, other than service cost	(3.8)	(2.5)
Write-off of unamortized debt discount and debt issuance costs	35.0	35.8
Settlement of tax indemnification	(11.3)	(21.2)
Factoring fees	11.8	14.7
Other	1.6	1.7
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the consolidated statements of operations.
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

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$298.7	$73.9
Cash paid for capital expenditures	(262.9)	(298.7)
Free Cash Flow	$35.8	$(224.8)

	Year Ended December 31,
(in millions)	2025	2024
Cash paid for interest	$298.7	$411.4
Free Cash Flow increased and improved for the year ended December 31, 2025, as compared to December 31, 2024 due to improved profitability as evidenced by a higher Adjusted EBITDA, lower transformation costs, lower additions to intangibles and lower cash paid for interest from post-IPO refinancing. In addition to cash paid for interest, our net cash provided by operating activities is affected by cash paid for income taxes of $131.5 million for the year ended December 31, 2025 and $118.2 million for the year ended December 31, 2024 as well as changes in net working capital of $58.6 million and $25.3 million for the years ended December 31, 2025 and 2024, respectively. See the consolidated statements of cash flows in our consolidated financial statements for additional information.
The days sales outstanding in 2025 and 2024 was 60 days and 59 days, respectively. The days sales outstanding was calculated by taking the trade receivables, net divided by the revenue from the results of operations and multiplying it by 365. The increase in days sales outstanding was due to our increased revenue growth which had a negative impact to net working capital (the difference between our current assets and current liabilities) and Free Cash Flow.
Adjusted Net Income (Loss) and Adjusted Income (Loss) Per Share
Adjusted Net Income (Loss) is defined as Net Loss Attributable to NIQ excluding special items deemed not to be reflective of ongoing or core operations. Adjusted Net Income (Loss) per Share is defined as Adjusted Net Income (Loss) divided by the Weighted Average Shares Outstanding.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are used by management and can be useful to investors as an indicator of our core business performance. Management uses these metrics to analyze the business operations and to adjust net loss for items, we believe do not accurately reflect our core business or that relate to non-cash expenses or noncontrolling interests.

The following tables shows Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share, for the periods presented, and the reconciliation to their most comparable GAAP measure, Net Loss attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net loss attributable to NIQ	$(353.3)	$(798.0)
Adjustments to net loss attributable to NIQ
Transformation Program costs(1)	48.2	56.0
Amortization of certain intangible assets(2)	275.5	280.1
GfK integration costs(3)	62.3	126.3
Acquisitions and transaction related costs(4)	25.3	17.6
Impairment of long-lived assets(5)	1.1	31.1
Foreign currency exchange (gain) loss, net(6)	(78.2)	34.2
Nonoperating items, net(7)	56.0	146.8
Share-based compensation expense(8)	61.1	4.7
Other operating items, net(9)	(3.4)	(1.4)
Total Adjustments to net loss attributable to NIQ	447.9	695.4
Tax effect of above adjustments(10)	(32.7)	(34.1)
Income from discontinued operations(11)	—	(12.5)
Adjusted Net Income (Loss) attributable to NIQ	$61.9	$(149.2)

Basic and diluted loss per share:
Loss attributable to NIQ	$(1.32)	$(3.26)

Weighted average basic and diluted NIQ ordinary shares outstanding	266,917,808	245,000,000

Basic and diluted Adjusted Net Income (loss) per share:
Income (loss) attributable to NIQ	$0.23	$(0.61)
Adjusted Net Income (Loss) increased $211.1 million, or 141.5%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase is primarily due to revenue growth as well as savings related to the CEP program.
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

(7)Nonoperating items, net consists of adjustments primarily related to net periodic pension cost, other than service cost, remeasurement of the warrant to fair value, write-off of unamortized debt discount and debt issuance costs, deconsolidation of Russian subsidiaries, settlement of tax indemnification and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Year ended December 31,
(in millions)	2025	2024
Nonoperating items, net	$56.0	$146.8
Net periodic pension benefit, other than service cost	(3.8)	(2.5)
Remeasurement of warrant to fair value	39.7	75.2
Write-off of unamortized debt discount and debt issuance costs	35.0	35.8
Deconsolidation of subsidiaries	(5.2)	57.8
Settlement of tax indemnification	(11.3)	(21.2)
Other	1.6	1.7
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the consolidated statements of operations.
(10)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 70.9% and 2,894.4%, a result of the minimal pre-tax book income, for the years ended December 31, 2025 and 2024, respectively. Our statutory rate is evaluated annually.
(11)Income from discontinued operations represents operations associated with the Consumer Panel Business that was divested in the Required GfK European Consumer Panel Services Divestiture to receive European regulatory approvals for the GfK Combination (see Note 4. “Discontinued Operations and Disposals” in our notes to the consolidated financial statements).
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

The following tables present Organic Constant Currency Revenue Growth for the year ended December 31, 2025 and 2024. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Year ended December 31,			Growth/ (Decline)		Organic Constant Currency Revenue Growth
(in millions)	2025	2024	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$4,198.4	$3,972.6	5.7%	1.2%	(1.2)%	5.7%
Revenue by segment:
Americas revenue	1,632.2	1,550.2	5.3%	(0.4)%	1.0%	5.9%
EMEA revenue	1,864.5	1,731.5	7.7%	3.2%	(3.7)%	7.2%
APAC revenue	701.7	690.9	1.6%	—%	0.1%	1.7%

Consolidated Organic Constant Currency Revenues for the year ended December 31, 2025 grew by 5.7%.
Americas Organic Constant Currency Revenues for the year ended December 31, 2025 grew by 5.9%.
EMEA Organic Constant Currency Revenues for the year ended December 31, 2025 grew by 7.2%.
APAC Organic Constant Currency Revenues for the year ended December 31, 2025 grew by 1.7%.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations and capital expenditures. As of December 31, 2025, we had $750.0 million in available borrowing capacity under the Revolver, which combined with available cash of $518.8 million, provided liquidity of $1,268.8 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $216.8 million and $226.8 million of internally developed software costs for the years ended December 31, 2025 and 2024, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term and long-term liquidity requirements, including our debt services.
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
We also entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby we received BRL150.0 million (equivalent to approximately $26.8 million USD) to finance the M-Trix Acquisition. We settled the loan, including the accrued interest, during the third quarter of 2025. See Note 3. “Acquisitions” in our notes to the consolidated financial statements for additional information.
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
The following table sets forth our outstanding indebtedness as of December 31, 2025:

(in millions)	December 31, 2025
USD Term Loan, less unamortized discount of $60.8	$2,192.2
EUR Term Loan, less unamortized discount of $28.3	1,304.8
Revolver	—
Other debt	33.1
Total debt	3,530.1
Finance leases	69.7
Other financing obligations	51.4
Total debt, finance leases and other financing obligations	3,651.2
Less: Unamortized debt issuance costs	(41.1)
Less: Short-term debt and current portion of long-term debt	(107.5)
Total long-term debt	$3,502.6
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the USD Term Loan to 250 basis points and extend the maturity date to October 31, 2030. We used net proceeds from the IPO to repay accrued interest on the USD Term Loan of $5.7 million. During the third and fourth quarters of 2025, the Company met certain ratio levels in the Credit Agreement which resulted in a reduced interest rate spread of 225 basis points. At December 31, 2025, the interest rate for the USD Term Loan was approximately 6.2%.
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the EUR Term Loan to 300 basis points and extend the maturity date to October 31, 2030. We used net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD. During the third and fourth quarters of 2025, the Company met certain ratio levels in the Credit Agreement which resulted in a reduced interest rate spread of 275 basis points. At December 31, 2025, the interest rate for the EUR Term Loan was approximately 4.7%.

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
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. At December 31, 2025, the maximum borrowing capacity and available borrowing capacity under the Revolver was $750.0 million due to no outstanding borrowings as of the reported date. At December 31, 2024, the maximum borrowing capacity was $638.3 million with an available borrowing capacity of $274.3 million due to outstanding proceeds as of the reported date.
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
We were in compliance with all relevant covenants contained in the Credit Agreement as of December 31, 2025.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$298.7	$73.9
Net cash (used in) provided by investing activities	(235.6)	9.6
Net cash provided by (used in) financing activities	177.3	(65.3)
Effect of exchange-rate changes on cash and cash equivalents	12.2	(33.1)
Net increase (decrease) in cash and cash equivalents	$252.6	$(14.9)
Operating Activities
For the year ended December 31, 2025 as compared to the year ended December 31, 2024, cash provided by operating activities increased by $224.8 million, primarily driven by a favorable decrease in net loss of $446.4 million adjusted for non-cash movement including (i) an increase in share-based compensation of $56.4 million primarily due to our IPO, (ii) an increase of $51.5 million in other operating activities, net, largely reflecting lower amortization of interest rate derivative contracts and cross-currency swaps settled prior to their contractual maturities, (iii) an increase of $35.8 million in depreciation and amortization and (iv) a decrease in deferred income taxes of $29.5 million, partially offset by unfavorable movement in non-cash items including (i) an increase of $126.7 million in foreign currency exchange (gain) loss, net, primarily driven by higher foreign currency gains related to debt obligations denominated in a currency other than the entity’s functional currency, (ii) an increase of $63.0 million in the (gain) loss on the deconsolidation of subsidiaries and related adjustments due to the deconsolidation of our Russian subsidiaries in 2024, (iii) a decrease of $35.5 million in the mark-to-market remeasurement of the Warrant liability, (iv) a decrease of $30.0 million in impairment of long-lived assets due to long-lived assets, which were impaired in connection with the the deconsolidation of our Russian subsidiaries in 2024 and (v) net movements in operating assets and liabilities of $126.8 million.
The net movements in operating assets and liabilities include (i) an unfavorable decrease of $126.4 million in accounts payable and other current liabilities largely driven by the settlement of restructuring and other payroll obligations during the year ended December 31, 2025 that were initially recorded in 2024, (ii) an unfavorable change of $25.7 million in other noncurrent assets, net of noncurrent liabilities and (iii) an increase of $12.0 million in prepaid expenses and other current assets, partially offset by a favorable decrease of $41.7 million in trade and other receivables largely due to improved cash collections.
Investing Activities
For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the decrease of $245.2 million in net cash (used in) provided by investing activities was due primarily to a decrease in disposal activity of $247.9 million related to the sale of Netquest in February 2025 for cash considerations of $66.2 million, as compared to the sale of GfK’s Consumer Panel business in January 2024 for net cash proceeds of $301.7 million along with an increase in acquisition activity of $58.8 million due to the Gastrograph Acquisition for cash consideration of $11.9 million and the M-Trix Acquisition for cash consideration of approximately $26.7 million, as compared to the $20.2 million favorable working capital adjustment received in the first quarter of 2024 for the GfK Combination.
Financing Activities
For the year ended December 31, 2025 compared to the year ended December 31, 2024, the increase of $242.6 million in net cash provided by (used in) financing activities was due primarily to proceeds from our IPO, net of underwriters discounts and commissions, of $1,005.4 million and lower dividends paid to noncontrolling interests of $4.9 million, partially offset by (i) an increase in repayments of debt of $620.3 million primarily related to the paydown of the Revolver for $533.4 million and paydown of the 2021 CAD Term Loan for approximately $89.0 million in connection with the use of net proceeds from the IPO, (ii) a decrease in net proceeds received of $102.7 million primarily related to a decrease in net proceeds received from the Revolver for the year ended December 31, 2025 compared to the year ended December 31, 2024, (iii) an $8.4 million increase in debt issuance costs paid related to the 2025 debt refinancings and (iv) a $21.7 million payment of deferred offering costs following the Company’s IPO.

Cash requirements
As of December 31, 2025, we have cash requirements for long-term debt payments, leases and other liabilities. For lease-related information, see Note 9. “Leases” in our notes to the consolidated financial statements for additional information. For debt related information, see Note 10. “Debt” in our notes to the consolidated financial statements for additional information. For pension-related information, see Note 15. “Pension and Other Post-Retirement Benefits” in our notes to the consolidated financial statements for additional information. For commitment and contingency-related information, see Note 19. “Commitments and Contingencies” in our notes to the consolidated financial statements for additional information.
As of December 31, 2025, we had the following obligations:
•Long-term debt obligations, of $3,619.2 million are expected to be paid out as follows: $26.7 million in 2026, $51.0 million in 2027, $22.9 million in 2028, $22.9 million in 2029 and $3,495.7 million in 2030.
•Operating lease payments of $316.4 million are to be paid annually as follows: $73.6 million in 2026, $57.7 million in 2027, $45.4 million in 2028, $30.0 million in 2029, $24.2 million in 2030 and $85.5 million thereafter.
•Finance lease payments of $77.6 million are to be paid annually as follows: $33.7 million in 2026, $27.9 million in 2027, $10.2 million in 2028, $2.6 million in 2029, $0.4 million in 2030 and $2.8 million thereafter.
•Estimated future benefit payments under our defined benefit plans are as follows: $39.8 million in 2026, $41.4 million in 2027, $38.4 million in 2028, $40.5 million in 2029, $42.5 million in 2030 and $219.7 million thereafter until 2035.
•Minimum annual payments under our purchase obligations mostly related to cooperation arrangements and technology contracts of $844.6 million are to be paid out as follows: $298.7 million in 2026, $185.4 million in 2027, $154.3 million in 2028, $132.4 million in 2029, $18.3 million in 2030 and $55.5 million thereafter.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenue and expenses during the reporting periods, and the related disclosures in our consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience, management’s judgment and input from other third parties from information available at the time. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.
The accounting policies that we believe are critical in the preparation of our consolidated financial statements are described below. For a description of our other significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in our notes to the consolidated financial statements.
Capitalized Internally Developed Software Costs
Software development costs consist primarily of personnel salaries and third-party service providers incurred in the development of new internal developed software solutions. When determining whether applicable costs qualify for capitalization, we use judgment in distinguishing between the preliminary project and application development stages of the project. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. The application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. We determine the amount of internally developed software costs to be capitalized based on the amount of time spent by developers and third parties on projects in the application stage of development. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. Amortization of capitalized internally developed software begins on the date the software is placed in service and the amortization period is based on estimated useful life. Estimates and assumptions include determining the appropriate amortization period based on the estimated useful life and assessing the unamortized cost for impairment. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill
We test goodwill for impairment on an annual basis in the fourth quarter or more frequently if impairment indicators exist. We have designated October 1 as the date when the annual assessment is performed. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. We have established, and will continue to evaluate, reporting units that are based on our internal reporting structure and define such reporting units as our operating segment level or one level below. We identified new operating segments during the third quarter of 2024, which changed the composition of its reporting units. Accordingly, the Company reassigned goodwill to the new reporting units using a relative fair value allocation approach. We performed a goodwill impairment test immediately before and after the reporting structure’s reorganization. Goodwill was tested for impairment on a reporting unit level and the evaluation involved comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units were determined using a discounted cash flow analysis, and consideration was also given to market multiples. There were no impairment losses identified as a result of these tests. Upon this reorganization, our operating segments consisted of North America and Latin America within the Americas reportable segment, Western Europe and Eastern Europe, Middle East and Africa within the EMEA reportable segment and Asia Pacific within the APAC reportable segment.
If the quantitative impairment test is required, goodwill is tested for impairment by determining if the reporting unit carrying values exceed their fair values. The estimates of fair value are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach. A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Our projections of future cash flows are based on management’s best estimate of future cash flows and include judgment around future capital expenditures and working capital requirements, assumed growth rates and expectations around general market conditions. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions. As a result of the inherent uncertainty associated with formulating these estimates, actual results could differ from those estimates.
Fair value is estimated using an income approach model based on the present value of expected future cash flows utilizing a risk adjusted discount rate. The discount rate represents the weighted average cost of capital, which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs and peer company comparisons. The discount rate is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry. The cash flows that extend beyond the final year of the discounted cash flow model are estimated using a terminal value technique, whereby the estimated operating cash flows minus capital expenditures are adjusted for changes in working capital in the final year of the model and discounted by the risk-adjusted discount rate to establish the terminal value. The present value of the terminal value is included in the fair value estimate.
If the carrying amount of the reporting unit exceeds fair value, an impairment charge will be recognized in an amount equal to that excess. There was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
Business Combinations
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but we recognize that our assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. See Note 3. “Acquisitions” in the notes to the consolidated financial statements for further information on fair value estimation method for our business combinations.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for some of our employees. This includes various defined benefit plans covering employees in North America, Europe and Asia. Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, retirement age and mortality). Unrealized gains and losses related to our defined benefit pension obligations are recognized as a component of other comprehensive loss within shareholder’s equity.
The most significant assumptions include a discount rate, and an expected long-term rate of return on plan assets.

We use the spot-rate approach to calculate the discount rate for our retirement benefit pension plans. Under the spot-rate approach, we use individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments to calculate interest cost and service cost within net periodic benefit costs. At December 31, 2025, December 31, 2024 and December 31, 2023, the consolidated weighted-average discount rate of all plans was 4.3%, 4.1% and 3.9%, respectively, and these rates were used to measure the projected benefit obligation at each respective year end. We believe this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
The expected long-term rate of return on pension plan assets was based on a review of the historical returns of the asset classes in which the assets of the pension plans are invested and long-term economic forecast for the type of investments held by the plans. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the pension plans. The actual return on plan assets will vary year to year from this assumption. The pension plans’ assets are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Equity Award Valuations
Share-based compensation awards offered by NIQ to its employees are measured using a fair-value-based method. Prior to our IPO, given the absence of a public trading market for the profit interest units underlying our equity-based compensation awards, the grant-date fair value was determined by our management and the board of directors, based on valuations prepared by an independent third-party valuation firm. These third-party valuations were performed using generally accepted valuation approaches for determining the enterprise value, specifically income and market approaches. The income approach utilizes the discounted cash flow method, which establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approaches assume the value of an asset is equal to the value of a substitute asset with similar characteristics and can include the guideline public company method and guideline acquisitions method. Weightings are applied to reflect the merits and shortcomings of each method. The concluded total enterprise value for our predecessor was determined using the above-mentioned methods allocated to the individual classes of shares.
In accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we considered the various methods for allocating the enterprise value to determine the fair value of shares at the applicable valuation date. Based on the specific rights and preferences of the underlying share classes, we allocate the value to the respective share classes utilizing a Monte Carlo simulation (“MCS”) method, under which potential future enterprise values at an expected liquidity date are simulated and then allocated based on the contractual waterfall between the classes of shares. The main inputs into the MCS model are the underlying equity being allocated, the expected timing of a liquidity event, the expected volatility and the risk-free rate of return. A discount for lack of marketability is applied to the result of the equity allocation method. Application of these approaches involved the use of estimates, judgments and assumptions that are complex and subjective, such as those regarding assigning weights to the various methodologies, preparation of financial forecasts, determination of discount rates, selection of comparable companies and market multiples, assumptions for volatility and the probability of possible future events.
In addition, our board, with input from management, considered various objective and subjective factors to determine the fair value of shares, including, but not limited to:
•our results of operations and financial position, including our levels of available capital resources;
•our business conditions and revenue and cost projections;
•the valuation of publicly traded companies in the data analytics sector, as well as recently completed mergers and acquisitions of peer companies;
•the lack of marketability of shares as a private company; and
•trends, developments and conditions in our industry.
Changes in any or all of these estimates and assumptions, or changes in the relationships between those assumptions, impacted our valuations as of each valuation date and could have a material impact on the valuation of shares.
For valuations following our IPO, the fair value of our ordinary shares is determined based on the quoted closing market price as reported on the date of grant.

Warrant Liability
In connection with the Advent Acquisition, VNU International B.V., an affiliate of Nielsen, was issued a warrant to subscribe for up to 184,284 shares of AI PAVE Dutchco I B.V. with an exercise price of $1,627.92 per share (the “Warrant”). Prior to the IPO, we recognized the Warrant as a liability-classified instrument and remeasured the instrument to fair value each reporting period using the Black-Scholes option pricing model. We were required to make certain assumptions and estimates in determining an appropriate enterprise value, term, risk-free interest rate and volatility. Changes in any or all of these estimates and assumptions, or changes in the relationships between those assumptions, impacted our valuations as of each valuation date and could have a material impact on the valuation of the Warrant.
See Note 11. “Fair Value of Financial Instruments” of our notes to the consolidated financial statements for further detail on the Warrant.
Recent Accounting Standards
See Note 2. “Summary of Significant Accounting Policies” of our notes to the consolidated financial statements for a discussion of recently adopted and recently issued accounting standards applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
We translate the assets and liabilities of our foreign subsidiaries that are measured in foreign currencies at the applicable period-end exchange rate, and we translate revenue and expenses at the weighted average exchange rates prevailing during the period. The resulting translation adjustment is recorded as a separate component of equity in the consolidated balance sheets included in the consolidated financial statements. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the reporting currency are included in foreign currency exchange gain (loss), net as incurred.
For the year ended December 31, 2025, revenue attributable to transactions denominated in U.S. dollars and euro were approximately 25% and 23%, respectively. No other currency represented greater than 10% of our revenue. In 2025, a hypothetical 10% change in the value of the U.S. dollar relative to a basket of the foreign currencies for the foreign countries in which we had operations during the period would have changed our revenue by approximately $315.6 million.
We enter into foreign exchange forward contracts and cross-currency swaps to hedge our foreign exchange exposure. As of December 31, 2025, we had an aggregate notional amount of $223.8 million related to foreign exchange forward contracts and $529.3 million related to cross-currency swaps. The foreign exchange forward contracts have expiration dates through November 2026 and the cross-currency swaps have expiration dates through February 2029.
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
As of December 31, 2025, we had $3,586.1 million of floating-rate debt under our term loans with a weighted-average interest rate of 5.6%. A 100 basis point increase in the average term SOFR rate applied to this indebtedness would increase our annual interest expense by approximately $21.7 million.
We enter into certain interest rate swaps, interest rate caps and interest rate collars with various counterparties to hedge our interest rate exposure. As of December 31, 2025, we had interest rate contracts with an aggregate notional amount of $2,034.0 million and an aggregate fair value of $3.0 million (liability position). These interest rate derivative instruments have expiration dates through February 2028.
In the future our exposure to interest rate risk may change due to changes in the amount borrowed, changes in interest rates or changes in the amount we have hedged. The amount of our outstanding debt, and the ratio of fixed-rate debt to variable-rate debt, can be expected to vary as a result of future business requirements, market conditions or other factors.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NIQ Global Intelligence plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NIQ Global Intelligence plc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Internally Developed Software – Capitalized Costs
Description of the Matter
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has internally developed software to facilitate its global information processing and client access needs. Internally developed software costs that are incurred in the application development stage are capitalized as an intangible asset.
Auditing the Company’s capitalization of internally developed software costs requires auditor judgment because the determination involved in assessing the stage of software development for new internally developed software or upgrades and enhancements for existing internally developed software is subjective.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, testing a sample of capitalized internally developed software costs to assess whether the projects were in the application development stage or added upgrades or enhancements to the existing software. For each sample, we inspected the Company’s documentation to validate the accuracy of the amount capitalized and verify that such costs were supportable and met the criteria for capitalization. For each sample, we confirmed with project managers and software developers the nature and phase of the project.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
New York, New York
February 27, 2026

NIQ Global Intelligence plc
Consolidated Statements of Operations
(in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$4,198.4	$3,972.6	$3,341.3

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	1,862.1	1,771.6	1,511.5
Selling, general and administrative expenses	1,597.7	1,601.4	1,449.4
Depreciation and amortization	632.5	596.7	460.9
Impairment of long-lived assets	1.1	31.1	9.0
Restructuring, net	44.0	98.5	34.6
Other operating income, net	(24.4)	(26.9)	(15.4)
Total operating expenses	4,113.0	4,072.4	3,450.0
Operating income (loss)	85.4	(99.8)	(108.7)
Interest expense, net	(317.6)	(410.6)	(299.5)
Foreign currency exchange gain (loss), net	78.2	(34.2)	4.6
Nonoperating expense, net	(55.8)	(145.9)	(109.2)
Loss from continuing operations before income taxes	(209.8)	(690.5)	(512.8)
Income tax expense from continuing operations	(135.5)	(113.7)	(51.8)
Loss from continuing operations	(345.3)	(804.2)	(564.6)
Discontinued operations (Note 4)
Income from discontinued operations before income taxes	—	12.5	2.6
Income tax expense from discontinued operations	—	—	(11.6)
Income (loss) from discontinued operations	—	12.5	(9.0)
Net loss	(345.3)	(791.7)	(573.6)
Less: Net income attributable to noncontrolling interests	8.0	6.3	3.8
Net loss attributable to NIQ	$(353.3)	$(798.0)	$(577.4)

Basic and diluted earnings per share from:
Loss attributable to NIQ	$(1.32)	$(3.31)	$(2.32)
Income (loss) from discontinued operations	—	0.05	(0.03)
Net loss attributable to NIQ	$(1.32)	$(3.26)	$(2.35)

Weighted average basic and diluted NIQ ordinary shares outstanding	266,917,808	245,000,000	245,000,000
The accompanying notes are an integral part of these consolidated financial statements.

NIQ Global Intelligence plc
Consolidated Statements of Comprehensive Loss
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(345.3)	$(791.7)	$(573.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	13.8	(97.2)	69.5
Defined benefit pension plan adjustments	(0.3)	6.3	(23.8)
Cash flow hedges	(7.8)	(27.5)	(40.1)
Total other comprehensive income (loss)	5.7	(118.4)	5.6
Total other comprehensive loss	(339.6)	(910.1)	(568.0)
Less: Comprehensive income attributable to noncontrolling interests	8.0	6.3	3.8
Total comprehensive loss attributable to NIQ	$(347.6)	$(916.4)	$(571.8)
The accompanying notes are an integral part of these consolidated financial statements.

NIQ Global Intelligence plc
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$518.8	$266.2
Trade receivables, net	695.6	644.9
Other receivables	104.3	83.3
Prepaid expenses and other current assets	131.4	137.0
Current assets held for sale (Note 4)	—	62.8
Total current assets	1,450.1	1,194.2
Property and equipment, net	208.2	208.0
Operating lease right-of-use assets	203.7	179.6
Intangible assets, net	2,191.4	2,287.6
Goodwill	2,431.7	2,209.5
Deferred income taxes	27.8	22.2
Other noncurrent assets	289.1	271.7
Total assets	$6,802.0	$6,372.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$224.4	$217.1
Accrued expenses	631.7	605.3
Deferred revenues	262.0	273.4
Short-term debt and current portion of long-term debt	107.5	121.0
Other current liabilities	177.5	131.5
Current liabilities held for sale (Note 4)	—	17.3
Total current liabilities	1,403.1	1,365.6
Long-term debt	3,502.6	3,959.8
Operating lease liabilities	205.5	196.5
Deferred income taxes	123.4	109.1
Warrant liability	—	191.4
Other noncurrent liabilities	341.8	251.8
Total liabilities	5,576.4	6,074.2
Commitments and contingencies (Note 19)
Shareholders' equity:
Ordinary shares; $0.00001 nominal value per share, 1,500,000,000 ordinary shares authorized, 295,000,000 ordinary shares issued and outstanding as of December 31, 2025 and 245,000,000 ordinary shares issued and outstanding as of December 31, 2024	—	—
Preferred shares; $0.00001 nominal value per share, 150,000,000 preferred shares authorized, no shares issued and outstanding	—	—
Euro deferred shares; €1.00 nominal value per share, 25,000 Euro deferred shares authorized and issued, none outstanding as of December 31, 2025 and no shares authorized, issued or outstanding as of December 31, 2024	—	—
Paid-in capital	3,222.4	1,946.1
Accumulated deficit	(2,202.0)	(1,848.7)
Accumulated other comprehensive loss	(32.0)	(37.7)
Total NIQ shareholders' equity	988.4	59.7
Noncontrolling interests	237.2	238.9
Total shareholders' equity	1,225.6	298.6
Total liabilities and shareholders' equity	$6,802.0	$6,372.8
The accompanying notes are an integral part of these consolidated financial statements.

NIQ Global Intelligence plc
Consolidated Statements of Equity
(in millions, except share data)

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022, as previously reported	100	$—	—	$—	—	$—	$951.4	$(486.2)	$75.1	$540.3	$1.5	$541.8
Common control transaction(1)	244,999,900	—	—	—	—	—	(27.4)	12.9	—	(14.5)	—	(14.5)
Balance as of December 31, 2022(1)	245,000,000	—	—	—	—	—	924.0	(473.3)	75.1	525.8	1.5	527.3
Net (loss) income	—	—	—	—	—	—	—	(577.4)	—	(577.4)	3.8	(573.6)
Other comprehensive income	—	—	—	—	—	—	—	—	5.6	5.6	—	5.6
Contribution from Parent(2)	—	—	—	—	—	—	1,011.3	—	—	1,011.3	—	1,011.3
Shared-based compensation	—	—	—	—	—	—	4.3	—	—	4.3	—	4.3
Acquisition of subsidiaries	—	—	—	—	—	—	—	—	—	—	253.0	253.0
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11.1)	(11.1)
Balance as of December 31, 2023	245,000,000	—	—	—	—	—	1,939.6	(1,050.7)	80.7	969.6	247.2	1,216.8
Net (loss) income	—	—	—	—	—	—	—	(798.0)	—	(798.0)	6.3	(791.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	(118.4)	(118.4)	—	(118.4)
Contribution from Parent	—	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Share-based compensation	—	—	—	—	—	—	4.7	—	—	4.7	—	4.7
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14.6)	(14.6)
Balance as of December 31, 2024	245,000,000	—	—	—	—	—	1,946.1	(1,848.7)	(37.7)	59.7	238.9	298.6
Net (loss) income	—	—	—	—	—	—	—	(353.3)	—	(353.3)	8.0	(345.3)
Other comprehensive income	—	—	—	—	—	—	—	—	5.7	5.7	—	5.7
Issuance of share capital in connection with IPO, net of underwriting discounts, commissions and offering expenses(3)(4)	50,000,000	—	—	—	25,000	—	984.1	—	—	984.1	—	984.1
Share-based compensation	—	—	—	—	—	—	43.0	—	—	43.0	—	43.0
Reclassification of warrant to equity	—	—	—	—	—	—	231.1	—	—	231.1	—	231.1
Reclassification of phantom to equity	—	—	—	—	—	—	18.1	—	—	18.1	—	18.1
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9.7)	(9.7)
Balance as of December 31, 2025	295,000,000	$—	—	$—	25,000	$—	$3,222.4	$(2,202.0)	$(32.0)	$988.4	$237.2	$1,225.6
(1)Prior to the common control transaction, the Company had 100 ordinary shares outstanding. Following the common control transaction, the Company will have 245,000,000 ordinary shares outstanding, resulting in an effective share split of 1:2,450,000. See Note 2. “Summary of Significant Accounting Policies” for discussion around the Company’s common control transaction and updated basis of presentation.
(2)Contribution from Parent was a non-cash contribution mainly related to equity consideration transferred as part of the transaction to combine with GfK SE, as described in Note 3. “Acquisitions”.
(3)Represents aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses at the initial public offering date less additional offering expense and other adjustments of $1.0 million recognized subsequent to the initial public offering date.
(4)The Euro deferred shares were issued in order to satisfy statutory capitalization requirements for all Irish public limited companies. The Euro deferred shares are non-voting shares and do not have any right to receive a dividend.
The accompanying notes are an integral part of these consolidated financial statements.

NIQ Global Intelligence plc
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss	$(345.3)	$(791.7)	$(573.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	632.5	596.7	460.9
Share-based compensation	61.1	4.7	4.3
Amortization of debt discount and debt issuance costs	48.2	65.8	42.1
Remeasurement of warrant to fair value	39.7	75.2	101.1
Impairment of long-lived assets	1.1	31.1	9.0
Provision for credit losses	3.6	5.5	6.1
Non-cash foreign currency exchange (gain) loss, net	(63.2)	63.5	(10.0)
(Gain) loss on deconsolidation of subsidiaries and related adjustments	(5.2)	57.8	—
Write-off of unamortized debt discount and debt issuance costs	35.0	35.8	—
Gain on disposal of business	(4.9)	(12.4)	—
Deferred income taxes	(6.1)	(35.6)	(38.7)
Gain from remeasurement of previous equity interest	—	—	(15.1)
Other operating activities, net	0.5	(51.0)	39.0
Changes in assets and liabilities:
Trade and other receivables, net	(18.5)	(60.2)	(5.2)
Prepaid expenses and other current assets	(14.2)	(2.2)	61.2
Accounts payable and other current liabilities	(27.9)	98.5	(63.7)
Operating leases, net	(11.2)	(6.8)	(9.5)
Other noncurrent assets and liabilities	(26.5)	(0.8)	(19.7)
Net cash provided by (used in) operating activities	298.7	73.9	(11.8)
Investing Activities:
Acquisition of businesses, net of cash acquired	(26.7)	20.2	(1,427.7)
Payment for asset acquisition	(11.9)	—	—
Proceeds from sale of business, net of cash disposed	67.7	315.6	—
Additions to property and equipment	(34.7)	(35.4)	(24.2)
Additions to intangible assets	(228.2)	(263.3)	(248.4)
Cash deconsolidated from previously controlled subsidiary	—	(31.6)	—
Other investing activities, net	(1.8)	4.1	(3.4)
Net cash (used in) provided by investing activities	(235.6)	9.6	(1,703.7)
Financing Activities:
Proceeds from issuance of debt and borrowings under revolving credit facility	1,034.9	1,137.6	2,821.8
Repayments of debt and borrowings under revolving credit facility	(1,799.9)	(1,179.6)	(822.4)
Debt issuance costs paid	(16.0)	(7.6)	(64.3)
Capital contribution from Parent	—	1.8	0.9
Proceeds from initial public offering, net of underwriters discounts and commissions	1,005.4	—	—
Payments of deferred offering costs	(21.7)	—	—
Finance leases	(26.4)	(22.3)	(17.8)
Cash dividends paid to noncontrolling interests	(9.7)	(14.6)	(11.1)
Other financing activities, net	10.7	19.4	(3.5)
Net cash provided by (used in) financing activities	177.3	(65.3)	1,903.6
Effect of exchange-rate changes on cash and cash equivalents	12.2	(33.1)	(32.8)
Net increase (decrease) in cash and cash equivalents	252.6	(14.9)	155.3

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents at beginning of period	266.2	283.0	145.1
Cash and cash equivalents at end of period	518.8	268.1	300.4
Less: cash and cash equivalents included in current assets held for sale	—	(1.9)	(17.4)
Cash and cash equivalents at end of period as reported on consolidated balance sheet	$518.8	$266.2	$283.0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$298.7	$411.4	$279.2
Cash paid for income taxes, net of refunds received	$131.5	$118.2	$109.3

Supplemental Disclosures of Non-Cash Items:
Reclassification of warrant from liability to equity	$231.1	$—	$—
Reclassification of phantom awards from liability to equity	$18.1	$—	$—
Capital expenditures in accounts payable	$2.5	$4.6	$7.2
The accompanying notes are an integral part of these consolidated financial statements.

NIQ Global Intelligence plc
Notes to the Consolidated Financial Statements
(in millions, unless otherwise noted)
1. ORGANIZATION
Description of Business
NIQ is a leading global consumer intelligence company positioned at the nexus of brands, retailers and consumers. NIQ manages a comprehensive and integrated ecosystem – The NIQ Ecosystem – which combines proprietary data, best-in-class technology, human intelligence and highly sophisticated software applications and analytics solutions. NIQ’s unified, artificial intelligence (“AI”) and machine learning powered technology platform aggregates, harmonizes and enriches vast amounts of global consumer shopping data from a myriad of diverse sources, generates rich, proprietary reference data and metadata, and provides a global, omnichannel view of consumer shopping behavior – The Full ViewTM. Our global reach spans 90 countries, covering approximately 82% of the world’s population, more than half of global gross domestic product.
The Company has three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa and (3) APAC, which includes Asia and the western Pacific region. See Note 17. “Reportable Segments” for more information on reportable segments.
Within its reportable segments, NIQ has two major product offerings: Intelligence and Activation. Intelligence offerings are comprised of omnichannel measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. These products help clients to measure their market share of consumer purchases across channels, helping them understand what the consumers bought, who the consumer is, where they shopped and how much they bought. Activation offerings include custom, predictive analytics and reports designed to help clients ascertain “why” consumers made a certain purchase, guide them on “what to do next” and “who to target” around product introduction and innovation, pricing, promotion strategy and other drivers of growth.
Organization
NIQ was created when funds managed by Advent International, L.P. (formerly known as Advent International Corporation) (“Advent”) acquired certain subsidiaries of Nielsen Holdings plc (“Nielsen”) on March 5, 2021 (“the Advent Acquisition”). Intermediate Dutch Holdings B.V., a private company with limited liability organized under the laws of the Netherlands (“Dutch Holdings”), formed two subsidiaries: Indy US Holdco, LLC (“US Holdco”) and Indy Dutch Bidco B.V. Through its subsidiaries, Dutch Holdings acquired Nielsen Consumer Inc., TNC Europe B.V. and The Nielsen Company (Europe) S.àr.l. (the “NIQ subsidiaries”) from Nielsen. As a result of the Advent Acquisition, Dutch Holdings became the beneficial owner of the NIQ subsidiaries. Dutch Holdings is an indirect subsidiary of AI PAVE Dutchco I B.V. (“AI PAVE”), and its consolidated subsidiaries, including US Holdco, and the Company’s other operating subsidiaries.
On January 21, 2025, AI Global Investments (Netherlands) PCC Limited acquired Flower Road Limited, an Irish private company with limited liability that was incorporated in Ireland on June 6, 2017 as a dormant company. On January 23, 2025, Flower Road Limited was renamed to NIQ Global Intelligence Limited. On June 12, 2025, NIQ Global Intelligence Limited was re-registered under the Irish Companies Act 2014 as a public limited company and was renamed NIQ Global Intelligence plc. On July 22, 2025, in connection with the IPO as further discussed below, NIQ Global Intelligence plc became the direct parent of AI PAVE and the indirect parent of other intermediate holding companies, including AI PAVE Dutchco II B.V., AI PAVE Dutchco III B.V. (collectively, with AI PAVE, the “AI PAVE Entities”), and Dutch Holdings (the “Reorganization”). The AI PAVE Entities and Dutch Holdings are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in Indy US Holdco, LLC. All holders of equity interests in AI PAVE became shareholders of NIQ Global Intelligence plc. The number of ordinary shares authorized increased to 1,500,000,000 and the number of ordinary shares outstanding became 245,000,000.
The “Company” or “NIQ” means, prior to the Reorganization, Dutch Holdings and its consolidated subsidiaries and, after the Reorganization, NIQ Global Intelligence plc and its consolidated subsidiaries.
Initial Public Offering
On July 24, 2025, the Company completed its IPO, in which the Company sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. The Company received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 10. “Debt” for further detail on the use of proceeds. In connection with the IPO, the Board of Directors also adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan. The Company recognized share-based compensation as a result of the accelerated and incremental vesting of certain share-based compensation awards under the 2021 Plan, as triggered by the IPO. See Note 16. “Share-Based Compensation” for further detail.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Intercompany transactions and balances have been eliminated. Noncontrolling interests are recorded for entities that are consolidated, but for which NIQ owns less than 100% of the equity interests.
Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above in Note 1. “Organization”, the financial statements were recast to reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including Dutch Holdings and the AI PAVE Entities, as a transaction between entities under common control. The recast presentation began with the condensed consolidated financial statements as of and for the nine months ended September 30, 2025, the first reporting period following the Reorganization and IPO. All subsequent reporting periods, including the accompanying consolidated financial statements herein, will similarly reflect the recast presentation. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described below), the Company has assessed the impact to the consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.
In addition to the Reorganization and IPO, the Company notes the following transactions, which resulted in an impact to the basis of presentation within these consolidated financial statements:
•On July 10, 2023, the Company completed a transaction to combine with GfK SE (“GfK”), a European company (societas Europaea) organized under German law (“the GfK Combination”). Prior to the GfK Combination, GfK entered into an agreement to sell its Consumer Panel business on July 6, 2023. On January 9, 2024, the Company completed the sale. See Note 4. “Discontinued Operations and Disposals” for further information.
•In the second and third quarters of 2024, the Company determined that it could no longer exercise control over its subsidiaries in Russia and deconsolidated the operations of these entities. See Note 4. “Discontinued Operations and Disposals” for further information.
•The Company entered into an agreement to sell its ownership interest in Netquest, a consumer panel provider acquired through the GfK Combination, on December 17, 2024. The assets and liabilities of the Netquest business were classified as “Held for Sale” at December 31, 2024. On February 3, 2025, the Company completed the sale. See Note 4. “Discontinued Operations and Disposals” for further information.
•On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-TRIX Tecnologia e Servicos de Marketing S.A. (“M-Trix”), a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025. See Note 3. “Acquisitions” for further information.
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the consolidated financial statements for the year ended December 31, 2025.
Use of Estimates
The preparation of the consolidated financial statements of NIQ in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements of NIQ and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include capitalization of internally developed software costs, goodwill impairment, the assets acquired and liabilities assumed in acquisitions and recorded at fair value, liabilities and expenses for pension benefits, shared-based compensation awards and warrants. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results could differ from those estimates.
Revenue Recognition
Revenue is measured based on the consideration specified in a contract with a client. NIQ recognizes revenue when it satisfies a performance obligation by transferring control of data or services to a client, which generally occurs over time.
NIQ’s revenue is primarily derived from solutions in two product groupings: (i) Intelligence and (ii) Activation. Intelligence solutions include a combination of NIQ’s retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Revenues for these services are recognized over the period during which the performance obligations are satisfied as the client receives and consumes the benefits provided by NIQ and control of the services are transferred to the client. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. NIQ’s performance under these arrangements do not create an asset with an alternative use to NIQ and generally include an enforceable right to payment for performance completed to date; as such, revenue for these services is typically recognized over time. Revenue for contracts that do not include an enforceable right to payment for performance completed to date is recognized at a point in time when the performance obligation is satisfied, generally upon delivery of the services, and when control of the service is transferred to the client.

NIQ enters into cooperation arrangements with certain clients, under which the client provides NIQ with its data in exchange for NIQ’s services. NIQ records these transactions at estimated fair value, which is determined based on the fair value of goods or services received, if reasonably estimable. If not reasonably estimable, NIQ considers the fair value of the goods or services surrendered.
See Note 5. “Revenue” for further information on the Company’s revenue.
Cost of revenues (excluding depreciation and amortization)
Cost of revenues primarily include data acquisition costs, cloud costs, software costs, hardware maintenance costs and personnel related costs associated with these functions.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include personnel-related costs, costs for professional and consultancy services and occupancy costs.
Restructuring charges
Restructuring charges include programs whereby the Company realigns its operations to improve effectiveness and efficiency, such as reducing headcount and consolidating operations. Restructuring charges largely represent severance costs related to employee separation packages which are calculated based on salary levels and past service periods. Severance costs are generally charged to earnings when planned employee terminations are approved.
Other Operating Income
Other operating income primarily includes sublease income from NIQ’s leasing arrangements, as further discussed in Note 9. “Leases”. Other operating income also includes charges to equity method investments to recover costs incurred by the Company for providing technology and other infrastructure services.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term, highly liquid investments with an original maturity date of three months or less.
Accounts Receivable and Allowance for Expected Credit Losses
NIQ extends non-interest-bearing trade credit to its clients in the ordinary course of business. To minimize credit risk, ongoing payment history is continually evaluated for existing clients and the financial condition for new clients whose initial purchase is over a certain value is evaluated to assess credit risk.
NIQ recognizes expected credit losses resulting from the inability of its clients to make required payments through an allowance account that is measured each reporting date. NIQ estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific client circumstances and reasonable and supportable forecasts of future economic conditions. As of December 31, 2025 and 2024, the allowance for expected credit losses was $11.2 million and $12.1 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $3.6 million, $5.5 million and $6.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NIQ has a program in which trade receivable are sold to third parties. The available capacity under the program is €270.0 million (equivalent to approximately $317.1 million USD as of December 31, 2025), with the underlying transactions accounted for as true sales, without recourse. In instances where the underlying sales transaction has not yet met the criteria for revenue recognition, the transfer is accounted for as a sale of future revenues. The proceeds received for the sale of future revenues are recorded within short-term debt and current portion of long-term debt in the consolidated balance sheets. NIQ maintains servicing responsibilities for the majority of the receivables sold during the year, for which the related costs are not significant.
As of December 31, 2025 and 2024, $193.9 million and $146.6 million, respectively, of previously sold receivables remained outstanding. NIQ recorded costs associated with the factoring program in nonoperating expense, net, primarily representing administrative and financing costs which totaled $11.8 million, $14.7 million and $15.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded a liability for its financing obligation under the program of $51.4 million and $47.0 million as of December 31, 2025 and December 31, 2024. The proceeds from the sales are reported as operating activities in the consolidated statements of cash flows and totaled $1.5 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Property and Equipment
Property and equipment are carried at historical cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over their useful life or over the term of the related lease, whichever is shorter.

The table below summarizes the estimated useful lives of property and equipment:

Useful Life (in years)
Buildings	25-40
Information and communication equipment	2-7
Furniture, equipment and other	2-10
Leases
The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or finance. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company does not recognize right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. NIQ’s lease terms may include options to extend or terminate the lease when it is reasonably certain that NIQ will exercise that option. NIQ uses the rate implicit in the lease for the discount rate when determining the present value of lease payments whenever that rate is readily determinable. If the rate is not readily determinable, NIQ uses its incremental borrowing rate, which is updated periodically, based on the information available at commencement date. NIQ also has variable lease payments, primarily for items such as common area maintenance and real estate taxes, which are recorded in selling, general and administrative expenses when incurred. The operating lease asset includes the amount of lease liabilities recognized, initial direct costs incurred, prepayments at or before the commencement date and excludes lease incentives received. NIQ has lease agreements with lease and non-lease components, which are generally accounted for together.
Definite-Lived Intangible Assets
Definite-lived intangible assets are stated at historical cost less accumulated amortization. Amortization expense is determined using the straight-line method over the estimated useful lives of the assets. NIQ’s definite-lived intangible assets primarily relate to computer software (both internally developed and acquired), client relationships, retail partnerships and trade names and trademarks.
NIQ has purchased and internally developed software to facilitate its global information processing and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred. Internally developed software costs that are incurred in the application development stage are capitalized as an intangible asset and are amortized over the estimated useful life.
The table below summarizes the estimated useful lives of intangibles assets:

Useful Life (in years)
Computer software	3-8
Client relationships	10-15
Retail partnerships	10-15
Trade names and trademarks	8-15
Consumer panels	6-8
Other intangibles	3
Long-Lived Assets Impairment Assessment
The Company assesses whether the value of long-lived assets, which include property and equipment, lease right-of-use assets and definite-lived intangible assets, have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) require management to make significant judgments including projected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and management’s assessments change.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges totaling $1.1 million, $31.1 million and $9.0 million, respectively. These charges reflected adjustments to operating lease right-of-use assets, property and equipment and definite-lived intangible assets. For the year ended December 31, 2024, management performed an impairment assessment of its long-lived assets in Russia due to a triggering event related to the evolving regulatory environment, which included economic sanctions from the United States, European Union and other governments as well as a series of local laws issued in Russia aimed at significantly limiting entities operating in the country from communicating with their foreign-owned organizations. In response to these events, the Company recognized an impairment charge of $27.3 million related to long-lived assets in Russia. See Note 4. “Discontinued Operations and Disposals” for information on the deconsolidation of the Company’s Russian subsidiaries during the year ended December 31, 2024. The $1.1 million of impairment charges for the year ended December 31, 2025, the remaining $3.8 million of impairment charges for the year ended December 31, 2024 and the $9.0 million of impairment charges for the year ended December 31, 2023 relate to long-lived assets and leased real estate that the Company no longer plans to use.
Goodwill
Goodwill is tested for impairment on an annual basis or more often if events or circumstances indicate that the carrying amount of such asset may not be recoverable. The Company has designated October 1 as the date in which the annual assessment is performed. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and defines such reporting units at its operating segment level or one level below. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors that includes, but is not limited to, the macroeconomic conditions, industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform only the quantitative impairment test. If a qualitative assessment indicates that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the Company will perform a quantitative test.
In performing the quantitative test, management reviews the recoverability of its goodwill by comparing the reporting unit’s estimated fair value with the respective carrying amount. The estimates of fair value are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis supplemented by a market-based approach. A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions.
There were no impairment losses relating to the Company’s goodwill identified during the years ended December 31, 2025, 2024 and 2023.
As further discussed in Note 6. “Goodwill and Intangible Assets”, the Company identified new operating segments during the third quarter of 2024, which changed the composition of its reporting units. Accordingly, the Company reassigned goodwill to the new reporting units using a relative fair value allocation approach. The Company performed a goodwill impairment test immediately before and after it reorganized its reporting structure.
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. For equity method investments, the Company records its proportional ownership percentage of net income or loss in nonoperating expense, net. At December 31, 2025 and 2024, equity method investments were $59.7 million and $58.1 million, respectively, and are included in other noncurrent assets in the consolidated balance sheets. At December 31, 2025 and 2024, there were trade receivables of $4.4 million and $11.8 million, respectively, and trade payables of $4.9 million and $4.5 million, respectively, related to transactions with the Company’s largest equity method investment.
Excluding equity method investments, equity securities with a readily determinable fair value are recorded at fair value. Equity securities without a readily determinable fair value are recorded at cost less any impairment. At December 31, 2025 and 2024, the Company held $45.1 million and $44.8 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the consolidated balance sheets.
The Company assesses investments for indicators of impairment and recognizes impairment charges within nonoperating expense, net in the consolidated statements of operations when present. During the year ended December 31, 2025, the Company recorded an insignificant impairment charge. No such impairments were recorded during the years ended December 31, 2024 and 2023.
Income Taxes
The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.

The Company recognizes deferred tax assets at amounts that are expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing taxable temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. The Company regularly assesses the realizability of deferred tax assets.
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. Interest and penalties, if any, related to unrecognized tax benefits are recognized in income tax expense.
Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis consist of derivative instruments, the Warrant (as defined below), the assets of the Company’s defined benefit plans and equity securities with a readily determinable fair value (as discussed above). The fair values of derivative instruments and the Warrant are discussed in Note 11. “Fair Value of Financial Instruments”. The fair value of the assets of the Company’s defined benefit plans is discussed in Note 15. “Pension and Other Post-Retirement Benefits”.
The Company records the fair values of goodwill and long-lived assets on a nonrecurring basis if required by impairment tests applicable to these assets, as described above.
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
Share-Based Compensation
The Company measures compensation expense for all share-based payment awards, which include time-based and performance-based awards, based on the estimated fair values on the date of grant. The Company recognizes the resulting fair value over the related service or performance period. Prior to the Company’s IPO, the Company determined the fair value of the profit interest units, underlying the equity-based compensation awards, with input from management and contemporaneous third-party valuations, given the absence of a public trading market. Following the Company’s IPO, the fair value is determined using the closing price of the Company’s ordinary shares on the grant date of the awards. The Company accounts for forfeitures of share-based awards as they occur. See Note 16. “Share-Based Compensation” for further information on the Company’s share-based employee compensation plan.
Debt Issuance Costs and Discounts
Debt issuance costs and discounts are amortized into interest expense over the term of the respective debt instrument using the effective interest method or a method which approximates the effective interest method. Unamortized debt issuance costs and discounts associated with the Company’s term loans are presented as a reduction of debt in the consolidated balance sheets. Unamortized debt issuance costs associated with the Company’s revolving facility are presented as other assets in the consolidated balance sheets. See Note 10. “Debt” for further information on the Company’s debt arrangements.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotions associated with marketing research services. For the years ended December 31, 2025, 2024 and 2023 advertising and marketing costs totaled $21.4 million, $23.0 million and $22.0 million, respectively.
Foreign Currency Translation
The local currency is the functional currency for most of the Company’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at an exchange rate that approximates the average for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within shareholders’ equity.
Gains and losses from foreign currency transactions are included in net loss for the period. The Company recognized net gains of $78.2 million for the year ended December 31, 2025, net losses of $34.2 million for the year ended December 31, 2024 and net gains of $4.6 million for the year ended December 31, 2023. The gains and losses primarily relate to debt obligations denominated in a currency other than an entity’s functional currency. See Note 10. “Debt” for further information on the Company’s debt arrangements.

Defined Benefit Pension Plans
Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets and several assumptions relating to the employee workforce, including salary increases, retirement age and mortality. Unrealized gains and losses related to the Company’s defined benefit pension obligations are recognized as a component of other comprehensive loss within shareholders’ equity. See Note 15. “Pension and Other Post-Retirement Benefits” for further information on the Company’s defined benefit plans.
Derivative Instruments and Hedging
The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impacts of interest rate risk and foreign exchange risk. To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. NIQ documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions and the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis. Changes in the fair values of derivative instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, NIQ recognizes the changes in fair value of these instruments as a component of other comprehensive loss within shareholders’ equity. The Company classifies cash flows related to derivative instruments in a manner consistent with the recognition of the underlying hedged item.
See Note 11. “Fair Value of Financial Instruments” for further information on the Company’s derivative instruments.
Warrants
The Company accounts for warrants to purchase ordinary shares as either liability-classified or equity-classified financial instruments pursuant to the warrant’s specific terms and applicable authoritative guidance. Warrants classified as liabilities are recognized at fair value and remeasured at fair value each reporting period, with any change in fair value recognized as a component of nonoperating expense, net in the consolidated statements of operations. For warrants that meet equity classification, the Company records the warrant as a component of paid-in capital in the consolidated balance sheets. The Company does not recognize any subsequent changes in fair value, as warrants classified as equity are not subject to future remeasurement.
In connection with the Advent Acquisition, VNU International B.V., an affiliate of Nielsen, was issued a warrant to subscribe for up to 184,284 shares of AI PAVE with an exercise price of $1,627.92 per share (the “Warrant”). Prior to the IPO, the Company recognized the Warrant as a liability-classified instrument. Pursuant to its terms and in alignment with the Company’s policy to reassess instrument classifications, the Warrant was reclassified to permanent equity upon the IPO. See Note 11. “Fair Value of Financial Instruments” for further detail.
Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosure requirements for public entities. This ASU updates the requirements for segment reporting to include, among other things, disclosing significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in the measure of segment profit and extending nearly all annual segment reporting requirements to quarterly reporting requirements. The standard is effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2024. See Note 17. “Reportable Segments” for more information on reportable segments.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2025. See Note 13. “Income Taxes” for the incremental tax disclosures required under this ASU.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
3. ACQUISITIONS
GfK Combination
As described in Note 1. “Organization”, on July 10, 2023, the Company completed a transaction to combine with GfK. GfK is a global information services company which provides technology-driven data and services to its clients in the consumer technology and durables and retail industries. The combination of NIQ and GfK brought together two companies with highly compatible capabilities and created a global leader in consumer intelligence.
Pursuant to the transaction, the Company paid $1.1 billion in cash consideration to the equity holders of GfK plus issued shares equal to 28% of the equity of the post-combination value of an indirect Parent of the Company. In addition, the Company repaid GfK’s closing indebtedness of $458.4 million. The cash consideration was funded with the proceeds from new term loans (as further described in Note 10. “Debt”) as well as borrowings under the Revolver.
The estimated fair value of the equity consideration was determined to be approximately $1.0 billion using a combination of an income approach and a market-based approach. These valuation methods used primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, significant inputs included projected revenues and expected operating margins, discount rates and applicable income tax rates. The equity consideration was treated as an equity contribution from Parent and is included in paid-in capital within the consolidated balance sheet.
Prior to the acquisition date, the Company accounted for an interest in a GfK subsidiary as an equity-method investment. The acquisition-date fair value of the previously held equity interest was included in the measurement of the consideration transferred, and the Company recognized a gain of $15.1 million as a result of remeasuring its prior equity interest held before the business combination. The gain is reported as a component of nonoperating expense, net for the year ended December 31, 2023.

The total fair value of consideration transferred for the GfK Combination consisted of the following:

(in millions)
Cash consideration	$1,056.3
Fair value of equity consideration	1,010.4
Closing indebtedness	458.4
Fair value of previously held equity interest	21.6
Total consideration transferred	$2,546.7
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition(1)	$1,514.7
Less: Cash acquired(2)	(107.2)
Cash paid for acquisition, net of cash acquired	$1,407.5
(1)Cash paid for acquisition consists of $1,534.9 million during the third quarter of 2023, partially offset by the receipt of $20.2 million post-closing working capital adjustment during the first quarter of 2024. The post-closing working capital adjustment was presented as a component of other receivables in the consolidated balance sheet as of December 31, 2023.
(2)Cash acquired includes cash classified as current assets held for sale, as further described in Note 4. “Discontinued Operations and Disposals”.
The GfK Combination was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The Company acquired $27.7 million of goodwill that is deductible for income tax purposes. The resulting goodwill primarily reflects future client relationships and retail partnerships, as well as any technology developed in the future, the value of the acquired workforce and integration synergies.

The following table sets forth the allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition:

(in millions)
Cash and cash equivalents	$105.5
Trade receivables	131.0
Other receivables	18.7
Prepaid expenses and other current assets	25.0
Current assets held for sale(1)	347.0
Property and equipment	71.4
Operating lease right-of-use assets	111.4
Intangible assets	1,027.7
Goodwill	1,586.0
Deferred income taxes	8.1
Other noncurrent assets	68.5
Total assets acquired	$3,500.3
Accounts payable	75.1
Accrued expenses	130.4
Deferred revenues	92.8
Other current liabilities	34.7
Current liabilities held for sale(1)	44.8
Operating lease liabilities	91.6
Deferred income taxes	153.9
Other noncurrent liabilities	77.3
Total liabilities assumed	$700.6
Fair value of net assets acquired, including goodwill and intangible assets	$2,799.7
Noncontrolling interests measured at fair value	(253.0)
Total consideration transferred	$2,546.7
(1)The assets and liabilities of the GfK Consumer Panel business were classified as held for sale upon acquisition, as further described in Note 4. “Discontinued Operations and Disposals”.
The purchase price allocation to acquired identifiable intangible assets was as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Client relationships	$610.5	11
Retail partnerships	143.0	10
Computer software	114.7	3
Trade names and trademarks	71.5	8
Consumer panels	55.0	8
Database	33.0	3
Total identifiable intangible assets	$1,027.7
The fair value estimates for assets acquired, liabilities assumed and noncontrolling interests were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of identified intangible assets were estimated using the following valuation methodologies:
•Client relationships – the multi-period excess earnings method
•Retail partnerships – the with-and-without method
•Computer software – the relief-from-royalty method
•Trade names and trademarks – the relief-from-royalty method
•Consumer panels – the cost approach
•Database – the cost approach
Significant inputs used to value the identifiable intangible assets included projected revenues and expected operating margins, client attrition rates, discount rates, royalty rates and applicable income tax rates.

The results of operations of GfK are included in the consolidated financial statements beginning on July 10, 2023, the transaction date. The results for the year ended December 31, 2023 include approximately $430.2 million of revenues and $7.8 million of operating income for GfK, excluding results of the GfK Consumer Panel business which are presented as discontinued operations.
For the year ended December 31, 2023, NIQ incurred $37.6 million of costs related to the GfK Combination, which primarily consisted of advisory, legal and other costs. These costs are included in selling, general and administrative expenses. NIQ also incurred $52.5 million in costs associated with the financing activities for the year ended December 31, 2023, which were in relation to executing term loans and amendments for the Revolver to fund the GfK Combination. These costs either reduced the proceeds received or were capitalized as an asset, as further discussed in Note 10. “Debt”.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the GfK Combination on January 1, 2022. The unaudited pro forma financial information reflects adjustments for debt incurred to complete the GfK Combination, the impact of the fair value of intangible assets acquired and related amortization and other adjustments the Company believes are reasonable for the pro forma presentation. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations had the GfK Combination occurred at the beginning of 2022, nor is it necessarily indicative of future results of operations of the combined company.

(in millions)	Year Ended December 31, 2023
Revenues	$3,830.7
Loss from continuing operations attributable to NIQ	$(612.7)
The unaudited supplemental pro forma financial information in the table above contains material nonrecurring pro forma adjustments related to (i) removal of interest expense on GfK’s debt of $22.5 million for the year ended December 31, 2023, as it is assumed that the business combination occurred and the debt was paid off on January 1, 2022 and (ii) reclassification of a $15.1 million gain from the year ended December 31, 2023 to the year ended December 31, 2022, which relates to the remeasurement of a GfK subsidiary that was accounted for as an equity method investment prior to the acquisition date.
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
Acquisition of M-Trix
On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD), subject to customary purchase price adjustments, of which BRL150.0 million (equivalent to approximately $26.8 million USD) was paid upon the closing (the “M-Trix Acquisition”).
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
In connection with the M-Trix Acquisition, the Company entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $26.8 million USD) to finance the transaction (the “BRL Loan”). The BRL Loan was subject to interest at the CDI rate plus a spread of 280 basis points. The Company settled the BRL Loan, including the accrued interest, during the third quarter of 2025.
The total fair value of consideration transferred for the acquisition of M-Trix consisted of the following:

(in millions)
Cash consideration, net of working capital adjustments	$26.7
Short-term deferred consideration	9.4
Long-term deferred consideration	14.5
Holdback Amount	3.6
Total consideration transferred	$54.2

The Company will accrete and accrue interest, within interest expense, at the prevailing CDI rate each quarter related to the deferred consideration and Holdback Amount, respectively. For the year ended December 31, 2025, the Company recognized accretion and interest of $1.5 million to interest expense, net.
The M-Trix Acquisition was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The purchase accounting for the M-Trix acquisition is preliminary and subject to change during the measurement period as the Company finalizes the valuation of intangible assets and obtains additional information related to facts and circumstances that existed at the acquisition date.
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed:

(in millions)
Current assets	$3.2
Property and equipment, net	0.1
Operating lease right-of-use assets	0.3
Intangible assets	19.9
Goodwill	38.5
Total assets acquired	62.0
Current liabilities	0.9
Deferred income taxes	6.8
Operating lease liabilities	0.1
Total liabilities assumed	7.8
Total consideration transferred	$54.2
The resulting goodwill primarily reflects future client relationships and the development of new technologies.
The acquired identifiable intangible assets were as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Client relationships	$12.3	10
Developed technology	5.2	7
Trademark	2.4	9
Total identifiable intangible assets	$19.9
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

4. DISCONTINUED OPERATIONS AND DISPOSALS
Sale of GfK Consumer Panel Business
On January 9, 2024 (the “Transaction Date”), the Company completed the sale of GfK’s Consumer Panel business for cash consideration of €316.6 million (equivalent to approximately $350.0 million USD), subject to final closing adjustments. The Company received proceeds, net of cash disposed, of €278.4 million (equivalent to approximately $301.7 million USD) on the Transaction Date, which were primarily used to repay outstanding borrowings under the Revolver. The Company received an additional €10.0 million (equivalent to approximately $10.9 million USD) during the second quarter of 2024, an additional €3.0 million (equivalent to approximately $3.3 million USD) during the third quarter of 2024, and an additional €10.5 million (equivalent to approximately $10.9 million USD) during the first quarter of 2025, as a result of certain closing adjustments. The Company recognized a gain from the sale in the amount of $12.4 million during the year ended December 31, 2024. The gain from the sale is recorded within discontinued operations.
Deconsolidation of Russian Entities
The evolving regulatory environment in Russia, including economic sanctions from the United States, European Union and other governments as well as a series of local laws issued in Russia, impacted the Company’s operations in Russia. As a result, the Company experienced significantly reduced communication with operations in Russia, and the Russian operations disconnected from the Company’s central systems. Although the Company continues to be the record holder of the shares in subsidiaries that operate in Russia, these subsidiaries are overseen solely by management within Russia without day-to-day or other supervision by the Company. While those subsidiaries continue to operate independently in Russia, the Company does not have the power to direct the activities that most significantly impact the economic performance of the Russia operations. As a result, the Company determined that it no longer exercised control over these entities and deconsolidated its Russia businesses in the second and third quarters of 2024. During the year ended December 31, 2024, a loss on deconsolidation of $57.8 million was included in nonoperating expense, net and during the year ended December 31, 2025, a gain of $5.2 million was included in nonoperating expense, net related to certain adjustments following the deconsolidation.
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company received an additional €5.0 million (equivalent to approximately $5.9 million USD) in May 2025, related to the settlement of escrow. The Company recognized a gain from the sale of $4.9 million, after related transaction costs, during the year ended December 31, 2025, which is recorded within selling, general and administrative expenses.
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

5. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to clients globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. The Company’s top five clients represented approximately 10%, 11% and 13% of its revenues for the years ended December 31, 2025, 2024 and 2023, respectively, with no single client accounting for more than 5% of NIQ’s revenues.
The following table disaggregates revenue by reportable segment:

	Year Ended December 31,
(in millions)	2025	2024	2023
Americas	$1,632.2	$1,550.2	$1,348.6
EMEA	1,864.5	1,731.5	1,406.6
APAC	701.7	690.9	586.1
Total revenues	$4,198.4	$3,972.6	$3,341.3
The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Year Ended December 31,
(in millions)	2025	2024	2023
Major product offerings
Intelligence	$3,394.0	$3,184.9	$2,649.9
Activation	804.4	787.7	691.4
Total revenues	$4,198.4	$3,972.6	$3,341.3

Timing of revenue recognition
Data and services transferred over time	$3,483.0	$3,235.8	$2,818.3
Data and services transferred at a point in time	715.4	736.8	523.0
Total revenues	$4,198.4	$3,972.6	$3,341.3
Revenues in the United States represented approximately 24% of total revenues for the years ended December 31, 2025, 2024 and 2023. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in Ireland, the Company’s country of domicile, represented approximately 1% of total revenues for the years ended December 31, 2025, 2024 and 2023.
At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its clients and when the client pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a client that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At December 31, 2025 and December 31, 2024, $133.9 million and $122.8 million, respectively, of contract assets were recorded as a component of trade receivables, net in the consolidated balance sheets.
Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from clients for which revenue is recognized when the performance obligation is satisfied and control is transferred to the client. At December 31, 2024, $273.4 million of deferred revenues were recorded in the consolidated balance sheets, of which substantially all was recognized as revenue during the year ended December 31, 2025. At December 31, 2025, the balance of deferred revenues was $262.0 million.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring data or services. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions and contractual obligations. Revenue is recorded net of client discounts, credits and similar charges. The Company periodically provides price concessions or cancellations and uses historical experience to establish a liability for the estimate of expected price adjustments and cancellations, which was $2.1 million and $6.4 million at December 31, 2025 and 2024, respectively.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2025 as well as amounts not yet invoiced to clients as of December 31, 2025, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination for convenience clause. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.6 billion. The Company expects to recognize into revenue approximately 54% of this balance within one year, approximately 28% of this balance between one to two years and the remaining amount thereafter.

Incremental direct costs incurred to build the infrastructure to service new contracts are deferred as a contract cost. The balances of such deferred costs were insignificant as of December 31, 2025 and December 31, 2024. These costs are typically amortized through cost of revenues over the original contract period beginning when the infrastructure is ready for its intended use. For the years ended December 31, 2025, 2024 and 2023, the amortization of these costs was $0.5 million, $1.6 million and $5.5 million, respectively. There was no impairment loss recorded in any of the periods presented.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Prior to the completion of the GfK Combination, NIQ had three reportable segments consisting of North America & Global Accounts, International and Consumer Insights. Effective on the date of the GfK Combination, the Company added GfK as a reportable segment. During the third quarter of 2024, the Company transitioned into its new reporting structure which resulted in changes to the Company’s operating segments and reporting units. The goodwill of the Company’s historical reporting units were reallocated to the new reporting units on a relative fair value basis as of the date of the reorganization, as it is impractical to reallocate goodwill in prior periods. Upon the reorganization, the Company’s operating segments now consist of North America and Latin America within the Americas reportable segment, Western Europe and Eastern Europe, Middle East and Africa within the EMEA reportable segment and APAC. The Company assessed goodwill for impairment immediately before and immediately after the reorganization and concluded that there was no goodwill impairment.
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	North America & Global Accounts	International	Consumer Insights	GfK	Total
Balance at December 31, 2023	$—	$—	$—	$225.4	$535.4	$20.3	$1,584.8	$2,365.9
Adjustments to goodwill for disposals(1)	—	—	—	—	—	—	(22.3)	(22.3)
Foreign currency exchange rate changes	—	—	—	(0.2)	0.9	—	3.7	4.4
Reporting unit reallocation(2)	608.0	1,209.0	531.0	(225.2)	(536.3)	(20.3)	(1,566.2)	—
Balance at September 30, 2024	608.0	1,209.0	531.0	—	—	—	—	2,348.0
Adjustments to goodwill for disposals(3)	—	(21.1)	—	—	—	—	—	(21.1)
Foreign currency exchange rate changes	(9.0)	(91.0)	(17.4)	—	—	—	—	(117.4)
Balance at December 31, 2024	599.0	1,096.9	513.6	—	—	—	—	2,209.5
Adjustments to goodwill for acquisition of M-Trix (4)	38.5	—	—	—	—	—	—	38.5
Foreign currency exchange rate changes	32.0	124.9	26.8	—	—	—	—	183.7
Balance at December 31, 2025	$669.5	$1,221.8	$540.4	$—	$—	$—	$—	$2,431.7
(1)Adjustments due to the deconsolidation of Russia businesses, as disclosed in Note 4. “Discontinued Operations and Disposals”.
(2)Represents the reallocation of goodwill as a result of the Company reorganizing its segments.
(3)Adjustments related to the Netquest business classified as held for sale, as further described in Note 4. “Discontinued Operations and Disposals”.
(4)Adjustments to goodwill for acquisition of M-Trix, as disclosed in Note 3. “Acquisitions”.
Intangible Assets
The table below summarizes the carrying value of intangible assets:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Computer software(1)	$1,800.6	$(1,181.2)	$619.4	$1,413.2	$(755.2)	$658.0
Client relationships(1)	1,148.3	(315.1)	833.2	1,056.6	(204.8)	851.8
Retail partnerships(1)	656.6	(201.5)	455.1	600.8	(140.5)	460.3
Trade names and trademarks	301.8	(96.1)	205.7	274.2	(64.4)	209.8
Consumer panels(1)	83.2	(40.9)	42.3	60.4	(22.2)	38.2
Other intangibles	88.2	(52.5)	35.7	106.8	(37.3)	69.5
	$4,078.7	$(1,887.3)	$2,191.4	$3,512.0	$(1,224.4)	$2,287.6
(1)The net carrying amount as of December 31, 2024 excludes $12.8 million of client relationships, $4.4 million of retail partnerships, $2.8 million of consumer panels and $2.2 million of computer software that are classified as held for sale, as disclosed in Note 4. “Discontinued Operations and Disposals”.

For the years ended December 31, 2025, 2024 and 2023, amortization expense related to intangible assets was $544.1 million, $516.8 million and $380.4 million, respectively. This amount includes amortization expense associated with computer software of $344.8 million, $319.3 million and $241.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, the net book value of internally developed and purchased software was $616.3 million and $3.1 million, respectively. At December 31, 2024, the net book value of internally developed and purchased software was $652.7 million and $5.3 million, respectively.
The following table sets forth the estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(in millions)
2026	$492.4
2027	380.0
2028	276.6
2029	194.5
2030	177.2
Thereafter	670.7
$2,191.4
7. PROPERTY AND EQUIPMENT
The following table sets forth the components of property and equipment:

	December 31,
(in millions)	2025	2024
Buildings and leasehold improvements	$145.4	$139.9
Information and communication equipment	353.3	271.3
Furniture, equipment and other	42.3	51.8
	541.0	463.0
Less: accumulated depreciation	(332.8)	(255.0)
	$208.2	$208.0
For the years ended December 31, 2025, 2024 and 2023, depreciation expense related to property and equipment was $88.4 million, $79.9 million and $80.5 million respectively.
Depreciation expense includes finance lease depreciation of $34.9 million, $22.2 million and $20.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Finance leases, which are composed primarily of information and communication equipment, are further discussed in Note 9. “Leases”.
8. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in millions)	2025	2024
Prepaid expenses	$112.9	$108.4
Derivative assets (Note 11)	8.1	11.1
Other	10.4	17.5
	$131.4	$137.0
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering. During the year ended December 31, 2025, the Company released $21.7 million of deferred offering costs from prepaid expenses and other current assets to paid-in capital, following the completion of the Company’s IPO. Deferred offering costs were nominal as of December 31, 2025 and 2024, respectively.

Other noncurrent assets consisted of the following:

	December 31,
(in millions)	2025	2024
Rent guarantee deposits	$80.9	$80.2
Equity method investments (Note 2)	59.7	58.1
Defined benefit plan assets (Note 15)	55.7	44.1
Cost method investments (Note 2)	45.1	44.8
Prepaid expenses	10.9	12.6
Debt issuance costs	6.5	6.3
Other	30.3	25.6
	$289.1	$271.7
Accrued expenses consisted of the following:

	December 31,
(in millions)	2025	2024
Payroll and benefit costs	$257.6	$288.7
Data and professional services	216.9	161.9
Accrued income taxes	58.5	37.2
Restructuring liabilities (Note 14)	51.7	74.4
Other	47.0	43.1
	$631.7	$605.3
Other current liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Operating lease liabilities (Note 9)	$58.7	$52.9
Derivative liabilities (Note 11)	30.1	6.6
Short-term deferred consideration (Note 3)	10.1	—
Other	78.6	72.0
	$177.5	$131.5
Other noncurrent liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Defined benefit plan liabilities (Note 15)	$105.5	$93.9
Derivative liabilities (Note 11)	70.7	14.1
Long-term deferred consideration (Note 3)	19.2	—
Restructuring liabilities (Note 14)	1.4	4.3
Other	145.0	139.5
	$341.8	$251.8
9. LEASES
NIQ has operating and finance leases for real estate facilities, servers, computer hardware and other equipment. The Company subleases certain real estate facilities to third parties. The Company’s leases expire at various dates through 2038, some of which include options to extend the term for up to five years, and some of which include options to terminate the leases within one year.

The components of lease cost were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$34.9	$23.0	$21.5
Interest on lease liabilities	5.3	2.9	2.1
Total finance lease cost	40.2	25.9	23.6
Operating lease cost	71.9	71.8	59.8
Short-term lease cost	1.9	1.6	1.8
Sublease income(1)	(15.9)	(14.8)	(10.7)
Total lease cost	$98.1	$84.5	$74.5
(1)Sublease income is presented as a component of other operating income, net in the consolidated statements of operations.
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2025	2024
Operating leases
Operating lease right-of-use assets	$203.7	$179.6

Other current liabilities	58.7	52.9
Operating lease liabilities	205.5	196.5
Total operating lease liabilities	$264.2	$249.4

Finance leases
Property and equipment, gross	$204.9	$133.4
Accumulated depreciation	(119.2)	(73.2)
Property and equipment, net	85.7	60.2

Short-term debt and current portion of long-term debt	29.5	17.3
Long-term debt	40.2	21.4
Total finance lease liabilities	$69.7	$38.7
The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	6.4 years	7.3 years
Finance leases	2.8 years	2.9 years

Weighted-average discount rate
Operating leases	6.1%	5.8%
Finance leases	7.7%	7.3%

The following table sets forth supplemental cash flow information related to leases:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78.3	$80.4	$74.7
Operating cash flows from finance leases	5.3	2.9	2.1
Financing cash flows from finance leases	26.4	22.3	17.8

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	65.4	36.0	48.3
Finance leases	54.5	17.5	16.4
Annual maturities of lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
2026	$73.6	$33.7
2027	57.7	27.9
2028	45.4	10.2
2029	30.0	2.6
2030	24.2	0.4
Thereafter	85.5	2.8
Total undiscounted lease payments	$316.4	$77.6
Less: imputed interest	(52.2)	(7.9)
Total lease liabilities	$264.2	$69.7
10. DEBT
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
The Company also entered into a credit agreement with Banco J.P. Morgan S.A. on July 28, 2025, whereby the Company received BRL150.0 million (equivalent to approximately $26.8 million USD) to finance the M-Trix Acquisition. The Company settled the loan, including the accrued interest, during the third quarter of 2025. See Note 3. “Acquisitions” for further detail.
2025 Debt Refinancing
On January 24, 2025, the Credit Agreement was amended to consolidate the 2023 Tranches and the 2021 Tranches into a single USD Term Loan (“USD Term Loan”) and a single EUR Term Loan (“EUR Term Loan”) (the “2025 Debt Refinancing”). The transaction resulted in a $10.3 million loss related to the write-off of unamortized debt discount and issuance costs, along with the expense of $0.3 million in third-party legal fees. The Company recorded the loss in nonoperating expense, net. The Canadian dollar tranche (“2021 CAD Term Loan”) and Revolver remain unchanged as a result of the 2025 Debt Refinancing. The term loans mature on March 5, 2028 and require quarterly principal payments equal to 0.25% of the original principal. The respective terms of each debt arrangement are further described below.
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
The following table sets forth the Company’s outstanding indebtedness as of December 31, 2025:

(in millions)	December 31, 2025
USD Term Loan, less unamortized discount of $60.8	$2,192.2
EUR Term Loan, less unamortized discount of $28.3	1,304.8
Revolver	—
Other debt	33.1
Total debt	3,530.1
Finance leases	69.7
Other financing obligations	51.4
Total debt, finance leases and other financing obligations	3,651.2
Less: Unamortized debt issuance costs	(41.1)
Less: Short-term debt and current portion of long-term debt	(107.5)
Total long-term debt	$3,502.6
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the USD Term Loan to 250 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay accrued interest on the USD Term Loan of $5.7 million. During the third and fourth quarters of 2025, the Company met certain ratio levels in the Credit Agreement which resulted in a reduced interest rate spread of 225 basis points.
At December 31, 2025, the interest rate for the USD Term Loan was approximately 6.2%.
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the EUR Term Loan to 300 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD. During the third and fourth quarters of 2025, the Company met certain ratio levels in the Credit Agreement which resulted in a reduced interest rate spread of 275 basis points.
At December 31, 2025, the interest rate for the EUR Term Loan was approximately 4.7%.

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
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. At December 31, 2025, the maximum borrowing capacity and available borrowing capacity under the Revolver was $750.0 million due to no outstanding borrowings as of the reported date. At December 31, 2024, the maximum borrowing capacity under the Revolver was $638.3 million with an available borrowing capacity under the Revolver of $274.3 million due to outstanding proceeds as of the reported date.
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
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of December 31, 2025.
Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
2026	$26.7
2027	51.0
2028	22.9
2029	22.9
2030	3,495.7
Thereafter	—
Total payments on debt	3,619.2
Unamortized debt discounts	(89.1)
Total debt	$3,530.1
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans and Revolver of $16.0 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, unamortized debt issuance costs associated with the Company’s term loans totaled $41.1 million and $53.8 million, respectively, and were presented as a reduction of debt in the consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $6.5 million and $9.1 million as of December 31, 2025 and 2024, respectively.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivable, accounts payable, outstanding indebtedness, derivative instruments and benefit plan assets. The fair value of the Company’s benefit plan assets is disclosed in Note 15. “Pension and Other Post-Retirement Benefits”. The carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of the instruments, except for outstanding indebtedness, derivative instruments and other financial instruments as further discussed below.
Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,586.1	$3,599.5	$3,786.7	$3,798.6
(1)The carrying value of the term loans is presented on a gross basis and excludes unamortized debt discounts.
(2)The reported carrying values of other debt instruments approximate their fair values.

Derivative Instruments
The Company is exposed to cash flow interest rate risk on floating-rate debt under its Credit Agreement and periodically uses interest rate swaps, interest rate caps and interest rate collars to hedge this exposure. The Company is also exposed to fluctuations in foreign currency under its Credit Agreement as certain debt obligations are denominated in a currency other than an entity’s functional currency. The Company uses cross-currency swaps as a hedge of both the foreign currency and interest rate exposures. The interest rate derivative instruments and cross-currency swaps have expiration dates through February 2028 and February 2029, respectively, and are designated as hedges for accounting purposes.
The Company also uses cross-currency swaps to hedge foreign currency risk of its net investments in certain foreign subsidiaries. These cross-currency swaps have expiration dates through February 2029 and are designated as net investment hedges for accounting purposes.
The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings as a component of foreign currency exchange gain (loss), net. In December 2024, the Company settled its outstanding foreign exchange contracts prior to the expiration of their contractual maturities, resulting in the receipt of cash proceeds totaling approximately $20.8 million, which are included in operating activities in the consolidated statement of cash flows. In April 2025, the Company entered into new foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which are not fully designated as hedges for accounting purposes. The foreign exchange forward contracts have expiration dates through November 2026.
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
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively, resulting in the receipt of cash proceeds totaling approximately $48.3 million and $3.3 million, respectively, which are included in operating activities in the consolidated statements of cash flows. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $10.7 million, $34.1 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	December 31,
(in millions)	2025	2024
Derivatives designated as cash flow hedges
Interest rate contracts	$2,034.0	$1,943.3
Cross-currency swaps	529.3	196.8
Foreign exchange forward contracts	65.4	—

Derivatives designated as net investment hedges
Cross-currency swaps	$469.2	$288.5

Derivatives not designated as hedging instruments
Cross-currency swaps	$140.4	$—
Foreign exchange forward contracts	158.4	—

The following table sets forth the fair value amounts of derivatives presented in the consolidated financial statements:

	December 31, 2025		December 31, 2024
(in millions)	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$0.4	$3.4	$0.3	$9.3
Cross-currency swaps	5.6	84.8	7.1	5.5
Foreign exchange forward contracts	0.2	1.4	—	—
	$6.2	$89.6	$7.4	$14.8

Derivatives designated as net investment hedges
Cross-currency swaps	$1.6	$10.5	$3.8	$5.9

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	0.6	0.7	—	—
Total derivatives	$8.4	$100.8	$11.2	$20.7

As reported in the Consolidated Balance Sheets
Prepaid expenses and other current assets	$8.1	$—	$11.1	$—
Other noncurrent assets	0.3	—	0.1	—
Other current liabilities	—	30.1	—	6.6
Other noncurrent liabilities	—	70.7	—	14.1
	$8.4	$100.8	$11.2	$20.7
The fair value of derivative instruments is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. While all of the Company's derivative instruments are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the consolidated financial statements.

The following tables present the gains (losses) on the Company’s interest rate contracts, cross-currency swaps and foreign exchange forward contracts:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Year Ended December 31, 2025:
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.5	$4.5	$(3.2)
Cross-currency swaps	(3.9)	(64.7)	(62.0)	(6.6)
Foreign exchange forward contracts	—	(0.8)	0.3	(1.1)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$(6.6)	$—	$(8.5)

Year Ended December 31, 2024:
Designated as cash flow hedges:
Interest rate contracts	$26.7	$15.5	$41.4	$0.8
Cross-currency swaps	(2.3)	18.5	20.1	(3.9)

Designated as net investment hedges:
Cross-currency swaps	$—	$(1.9)	$—	$(1.9)

Year Ended December 31, 2023:
Designated as cash flow hedges:
Interest rate contracts	$64.5	$2.0	$39.8	$26.7
Cross-currency swaps	—	2.1	4.4	(2.3)
The following table presents amounts recognized in foreign currency exchange gain (loss), net on the Company’s foreign exchange forward contracts:

	Year Ended December 31,
(in millions)	2025	2024	2023
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	$0.1	$31.3	$(6.2)

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
Upon the IPO, the Warrant converted to represent the right to subscribe for up to 17,725,122 ordinary shares of NIQ Global Intelligence plc at an exercise price of $16.93 per share, and the contingent repurchase obligation ceased pursuant to the terms of the Warrant. Consequently, the Warrant was reclassified from a liability to permanent equity on the consolidated balance sheets at a fair value of $231.1 million. As the Warrant is no longer subject to remeasurement, future changes in fair value will not be recognized.
The following table presents a reconciliation of the liability-classified Warrant prior to reclassification to equity:

	Year Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$191.4	$116.2
Change in fair value	39.7	75.2
Reclassification to equity	(231.1)	—
Balance at end of period	$—	$191.4
The level 3 fair value inputs used in the valuation of the liability-classified Warrant were as follows:

	July 24, 2025 (date of IPO)	December 31, 2024
Volatility	32.4%	31.5%
Risk-free rate	4.7%	4.8%
Discount for lack of marketability	—%	7.5%
Term (in years)	15.6	16.2
Phantom Awards
In connection with the Advent Acquisition on March 5, 2021, the Company, Advent and entities created to own the Company implemented a share-based employee compensation plan which permits the grant of certain share-based awards to certain employees, directors and non-employees (the “2021 Plan”). Pursuant to the 2021 Plan, awards were issued in the form of phantom shares (“Phantom Awards”) of AI PAVE. Prior to the IPO, the Phantom Awards were eligible to be cash-settled upon a change in control event or IPO and would otherwise expire if no such event occurred prior to the eighth anniversary of the grant date. Upon the IPO and pursuant to its terms, the Phantom Awards became eligible for settlement in cash or shares of the Company’s ordinary shares beginning on the second anniversary of the IPO and thereafter as such awards continue to vest in accordance with their original terms.
Upon the IPO, the Phantom Awards were classified as a liability and measured based on the Company’s share price at the closing of the IPO. This input would be considered Level 1 in the fair value hierarchy. The Company remeasures the associated liability of the Phantom Awards at fair value at each reporting period until settlement and periodically reassesses the classification of the awards based on changes in facts and circumstances. As of November 2025, the majority of the Phantom Awards could only be settled in Ordinary Shares and therefore no longer met the criteria for liability-classification. These Phantom Awards were reclassified from liability to permanent equity on the consolidated balance sheets at a fair value of $18.1 million based on the Company’s share price on the date of the reclassification.
See Note 16. “Share-Based Compensation” for further detail on the share-based compensation attributed to the Phantom Awards.
12. EARNINGS PER SHARE
Basic loss per share is computed by dividing the loss from continuing operations attributable to NIQ by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by giving effect to all potential weighted-average dilutive ordinary share equivalents, which consist of the Company’s Warrant, Restricted Stock Units (“RSUs”) and phantom awards (“the Phantom Awards”), using the treasury stock method. For the years ended December 31, 2025, 2024 and 2023, the Company had no potentially dilutive shares, as the inclusion of such instruments would have been antidilutive (i.e., would have increased income per share or decreased loss per share). Accordingly, they are excluded from the diluted earnings per share calculation.

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
The following table sets forth the computation of basic and diluted loss per share for the periods presented:

	Year Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Numerator:
Loss from continuing operations	$(345.3)	$(804.2)	$(564.6)
Less: Net income attributable to noncontrolling interests	8.0	6.3	3.8
Loss from continuing operations attributable to NIQ	(353.3)	(810.5)	(568.4)

Income (loss) from discontinued operations	—	12.5	(9.0)
Net loss attributable to NIQ	$(353.3)	$(798.0)	$(577.4)

Denominator:
Weighted average basic and diluted NIQ ordinary shares outstanding	266,917,808	245,000,000	245,000,000

Basic and diluted loss per share from:
Loss attributable to NIQ	$(1.32)	$(3.31)	$(2.32)
Income (loss) from discontinued operations	—	0.05	(0.03)
Net loss attributable to NIQ	$(1.32)	$(3.26)	$(2.35)

Antidilutive securities excluded from the calculation of diluted earnings per share
Warrant	1,985,932	3,853,207	3,853,207
RSUs	134,431	—	—
Phantom Awards	435,374	—	—
Total excluded antidilutive securities	2,555,737	3,853,207	3,853,207
13. INCOME TAXES
The following table sets forth the components of loss from continuing operations before income taxes by jurisdiction:

	Year Ended December 31,
(in millions)	2025	2024	2023
Ireland (2025), Netherlands (2024-2023)	$0.3	$(258.7)	$(199.3)
Non-Ireland (2025), Non-Netherlands (2024-2023)	(210.1)	(431.8)	(313.5)
Loss from continuing operations before income taxes	$(209.8)	$(690.5)	$(512.8)
The following table sets forth the components of income tax expense from continuing operations:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current taxes:
Ireland (2025), Netherlands (2024-2023)	$0.4	$2.7	$0.9
Non-Ireland (2025), Non-Netherlands (2024-2023)	141.2	146.6	89.6
Total	141.6	149.3	90.5
Deferred taxes:
Ireland (2025), Netherlands (2024-2023)	—	(0.1)	(5.2)
Non-Ireland (2025), Non-Netherlands (2024-2023)	(6.1)	(35.5)	(33.5)
Total	(6.1)	(35.6)	(38.7)
Income tax expense from continuing operations	$135.5	$113.7	$51.8

The Company’s income tax expense from continuing operations was different from the amount computed by applying the Ireland (2025) and the Netherlands (2024-2023) statutory tax rate to the underlying loss from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2025
(in millions)	$	%
Income taxes at Ireland statutory tax rate	$(26.2)	12.5%
Ireland reconciling items
Valuation allowance	0.5	(0.2)%
Other	(0.2)	0.1%
Foreign reconciling items
Brazil
Withholding tax	9.1	(4.3)%
Other	0.8	(0.4)%
Germany
Changes in valuation allowance	(42.5)	20.3%
Interest carryforward	54.4	(25.9)%
Other	(2.6)	1.2%
Netherlands
Warrant	10.3	(4.9)%
Other	(5.0)	2.4%
Switzerland
Changes in valuation allowance	11.9	(5.7)%
Other	(1.3)	0.6%
United States
Tax rate differential	(17.9)	8.5%
Nontaxable and nondeductible items, net	11.7	(5.6)%
Changes in valuation allowance	24.5	(11.7)%
Stock compensation	8.3	(4.0)%
Other	3.6	(1.7)%
Mexico	10.2	(4.9)%
India	10.7	(5.1)%
Other jurisdictions	61.5	(29.3)%
Changes in unrecognized tax benefits	13.7	(6.5)%
Global effective tax rate	$135.5	(64.6)%

	Year Ended December 31,
(in millions)	2024	2023
Loss from continuing operations before income taxes	$(690.5)	$(512.8)
Netherlands statutory tax rate	25.8%	25.8%
Benefit for income taxes at the Netherlands statutory rate	$(178.1)	$(132.6)
Foreign tax rate differential	24.4	20.2
U.S. state and local taxation	0.5	0.9
Changes in valuation allowance	180.7	92.4
Withholding taxes	32.5	38.4
Non-deductible transaction costs	4.1	6.8
Gain on equity interest remeasurement	—	(3.4)
Russian deconsolidation	9.0	—
Change in unrecognized tax benefits	30.7	(4.8)
Return to provision adjustment	(1.2)	4.8
Tax credits	(5.2)	(3.3)
Warrant	19.4	26.1
Other, net	(3.1)	6.3
Income tax expense from continuing operations	$113.7	$51.8
Effective tax rate	(16.5)%	(10.1)%

The following table sets forth deferred income tax assets and liabilities:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$326.2	$285.6
Interest	183.4	236.7
Accrued expenses	39.7	42.0
Employee benefits	33.3	42.9
Tax credit carryforward	17.7	13.9
Lease liabilities	64.8	64.5
Other assets	48.7	37.6
Total deferred tax asset	713.8	723.2
Valuation allowances	(527.8)	(530.8)
Deferred tax assets, net of valuation allowances	186.0	192.4
Deferred tax liabilities:
Intangible assets	(161.4)	(161.7)
Right-of-use assets	(64.6)	(59.1)
Accrued withholding taxes	(15.0)	(13.5)
Deferred gains	(34.4)	(42.8)
Other	(6.2)	(2.2)
Total deferred tax liability	(281.6)	(279.3)
Net deferred tax liability	$(95.6)	$(86.9)
Realization of deferred tax assets is based, in part, on the Company’s judgment and various factors including reversal of deferred tax liabilities, the Company’s ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future.
At December 31, 2025 and 2024, the Company had gross net operating loss carryforwards of approximately $1.6 billion and $1.3 billion, respectively. Additionally, the Company had net operating loss carryforwards of approximately $326.2 million and $285.6 million at December 31, 2025 and 2024, respectively. Approximately three-fifths of the net operating loss carryforwards are indefinite, while the remainder expire over varying periods. In addition, the Company had tax credit carryforwards of approximately $17.7 million and $13.9 million at December 31, 2025 and 2024, respectively, which begin to expire in 2026.
In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $527.8 million and $530.8 million at December 31, 2025 and 2024, respectively, related to net operating loss carryforwards, tax credit carryforwards and deferred tax assets related to other temporary differences. For the year ended December 31, 2025, the valuation allowance decreased by $3.0 million, of which, $34.1 million through tax expense and the remainder through changes in other comprehensive loss or foreign currency exchange rates. For the year ended December 31, 2024, the valuation allowance increased by $154.1 million, of which, $166.2 million through tax expense, and the remainder through changes in other comprehensive loss or foreign currency exchange rates.
With respect to the outside basis differences of “domestic” subsidiaries, in each taxing jurisdiction where a tiered ownership structure exists, the Company has confirmed that one or more viable tax planning strategies exists in each separate taxing jurisdiction that it could, and would—if required—employ to eliminate any income tax liability on such outside basis differences. In addition, the Company does not assert that all foreign undistributed earnings will be permanently reinvested, but rather the Company will, periodically, remit foreign earnings and has provided for withholding taxes of $15.0 million and $13.5 million at December 31, 2025 and 2024, respectively, related to those earnings.

A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

	Year Ended December 31,
(in millions)	2025	2024
Balance as of the beginning of period	$69.0	$64.4
Additions for current year positions	4.1	4.1
Additions for prior year positions	7.0	24.6
Reductions for prior year positions	(0.6)	(9.1)
Reductions for expiration of statute of limitations	(0.1)	—
Settlements	(12.1)	(11.6)
Foreign currency exchange rate changes	5.7	(3.4)
Balance as of the end of the period	$73.0	$69.0
At December 31, 2025 and 2024, the Company had gross uncertain tax positions of $73.0 million and $69.0 million, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements as of December 31, 2025 and 2024 was $73.0 million and $64.9 million, respectively. Amounts relating to years prior to 2021 are covered under an indemnification agreement with Nielsen as a result of the Advent Acquisition and, therefore, the Company has recorded a corresponding indemnification asset of $20.8 million and $12.1 million as of December 31, 2025 and 2024, respectively.
Estimated interest and penalties related to unrecognized tax benefits is classified as a component of provision for income taxes in the consolidated statement of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest expense/(income) on unrecognized tax benefits of $3.5 million, $(8.3) million and $3.5 million, respectively, which primarily related to the expiration of a position’s statute of limitations during the period. As of December 31, 2025 and 2024, the Company had a liability of $16.4 million and $12.4 million, respectively, for interest expense related to unrecognized tax benefits. Penalties recorded in the provision for income taxes were a benefit of $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Amounts relating to years prior to 2021 are covered under an indemnification agreement with Nielsen as a result of the Advent Acquisition and, therefore, the Company has recorded a corresponding indemnification asset of $13.3 million and $10.9 million as of December 31, 2025 and 2024, respectively.
The NIQ business files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is periodically audited by various foreign taxing authorities. The Company will not be subject to any U.S. federal or state income tax examinations for years prior to 2021 due to the acquisition by Advent. The Company has subsidiaries in Canada, China, Indonesia and other various jurisdictions that are currently under audit for years ranging from 2007 through 2022. As of December 31, 2025, the Company does not believe it is more likely than not that these audits will result in tax liabilities exceeding the amounts already recognized. However, the ultimate resolutions of tax audits are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these audits.
The following table sets forth total tax payments by jurisdiction:

Year Ended December 31,
(in millions)	2025
Ireland	$0.4
Brazil	18.0
China	5.8
Colombia	5.2
France	4.5
India	10.9
Indonesia	12.5
Italy	4.1
Mexico	6.7
Other jurisdictions	63.4
Total tax payments	$131.5

14. RESTRUCTURING ACTIVITIES
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2023	$36.1	$4.7	$40.8
Charges	20.9	77.6	98.5
Non-cash charges and other adjustments	(1.3)	—	(1.3)
Payments	(41.6)	(17.7)	(59.3)
Balance as of December 31, 2024	$14.1	$64.6	$78.7
Charges	28.1	15.9	44.0
Non-cash charges and other adjustments	6.3	(1.4)	4.9
Payments	(40.0)	(34.5)	(74.5)
Balance as of December 31, 2025	$8.5	$44.6	$53.1
(1)As part of the Company’s Transformation Program, the Cost Efficiency Program centers on insourced activity from, and restructured expenses with, third party providers, technology and operational process redesign, labor arbitrage and rationalization and reduction in non-client-impacting expense.
(2)GfK Integration reflects actions to drive permanent cost savings and operational efficiencies in connection with the GfK Combination.
All restructuring charges have been recorded at Corporate, as these programs are centrally directed and are not included in internal measures of segment operating performance. Of the $53.1 million in remaining liabilities for restructuring actions, $51.7 million is expected to be paid within one year and is included in accrued expenses within the consolidated balance sheet as of December 31, 2025.
15. PENSION AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit Plans
The Company sponsors both funded and unfunded defined benefit pension plans (the “Pension Plans” or “plans”) for certain of its employees. This includes various defined benefit plans covering employees in North America, Europe and Asia (together, the “Other” plans). Where permitted by applicable law, the Company reserves the right to change, modify or discontinue the pension plans.
In 2023, the Company completed a settlement of its plan in the Netherlands, the Company’s former country of domicile prior to the Reorganization and IPO, by finalizing an agreement for issuance of a buy-out policy. Accumulated other comprehensive losses of approximately $6.3 million were realized as a result of the settlement, and are reflected as a component of nonoperating expense, net in the consolidated statements of operations.

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Year Ended December 31,
(in millions)	2025	2024
Change in projected benefit obligation
Beginning balance	$549.9	$615.0
Service cost	10.3	9.8
Interest cost	21.7	22.9
Plan participants’ contributions	1.7	1.6
Actuarial gain	(8.1)	(19.2)
Benefits paid	(32.6)	(34.8)
Other	0.2	(3.3)
Curtailments	—	(0.7)
Settlements	(7.1)	(10.5)
Amendments	0.7	(0.3)
Foreign currency exchange rate changes	52.7	(30.6)
Ending balance	$589.4	$549.9

Change in plan assets
Beginning balance	$494.3	$540.2
Actual return on plan assets	19.0	9.5
Employer contributions	12.4	14.2
Plan participants’ contributions	1.7	1.6
Benefits paid	(32.6)	(34.8)
Settlements	(7.1)	(10.5)
Foreign currency exchange rate changes	48.4	(25.9)
Ending balance	$536.1	$494.3

Funded status	$(53.3)	$(55.6)
The following table presents the amounts recognized in the consolidated balance sheets and weighted-average assumptions used to determine benefit obligations:

	December 31,
(in millions)	2025	2024
Amounts recognized in the Consolidated Balance Sheets
Other noncurrent assets	$55.7	$44.1
Accrued expenses	(5.9)	(5.8)
Other noncurrent liabilities	(103.1)	(93.9)
Net amount recognized	$(53.3)	$(55.6)

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.3%	4.1%
Rate of compensation increase	3.0%	3.0%
The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate is an estimate of the rate at which the benefit obligations could be effectively settled. The discount rate is set by reference to specific analyses using market yields on high-quality corporate bonds and each plan’s specific cash flows.
The Company uses the spot-rate approach for its significant retirement benefit plans. Under the spot-rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each expected future cash outflow for benefit payments in order to calculate interest cost and service cost within net periodic benefit costs.
The PBO at December 31, 2025 and 2024, was $589.4 million and $549.9 million, respectively. The Company had 31 plans at December 31, 2025 and 36 plans at December 31, 2024 for which the PBO was in excess of the fair value of plan assets. For these plans, the aggregate PBO at December 31, 2025 and 2024 was $174.4 million and $210.8 million, respectively, and the aggregate fair value of plan assets at December 31, 2025 and 2024 was $65.4 million and $111.1 million, respectively.

At December 31, 2025 and 2024, the accumulated benefit obligation was $560.5 million and $525.4 million, respectively. The Company had 31 plans at December 31, 2025 and 35 plans at December 31, 2024 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate pension accumulated benefit obligation at December 31, 2025 and 2024 was $151.8 million and $188.2 million, respectively, and the aggregate fair value of plan assets at December 31, 2025 and 2024 was $65.4 million and $106.0 million, respectively.
The following table presents the components of net periodic pension cost:

	Netherlands(1)			Other			Total
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$10.3	$9.8	$8.1	$10.3	$9.8	$8.1
Interest cost	—	—	1.2	21.7	22.9	22.3	21.7	22.9	23.5
Expected return on plan assets	—	—	(1.0)	(25.2)	(24.7)	(20.5)	(25.2)	(24.7)	(21.5)
Amortization of net gain	—	—	—	(0.7)	(0.4)	(1.0)	(0.7)	(0.4)	(1.0)
Amortization of prior service credit	—	—	—	—	—	(0.1)	—	—	(0.1)
Curtailments	—	—	—	—	(0.5)	—	—	(0.5)	—
Settlements	—	—	6.3	0.2	0.2	(0.2)	0.2	0.2	6.1
Special and contractual termination benefits	—	—	—	0.2	—	—	0.2	—	—
Net periodic pension cost	$—	$—	$6.5	$6.5	$7.3	$8.6	$6.5	$7.3	$15.1
(1)As described above, the Company completed a settlement of the Netherlands plan in 2023.
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $3.8 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively, and net costs of $7.0 million for the year ended December 31, 2023 were presented as a component of nonoperating expense, net.
The following weighted-average actuarial assumptions were used to determine net periodic pension cost:

	Netherlands(1)			Other			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	N/A	N/A	4.2%	4.1%	3.9%	4.7%	4.1%	3.9%	4.7%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.0%	3.3%	3.0%	3.0%	3.3%
Expected return on plan assets	N/A	N/A	4.2%	5.2%	5.3%	4.8%	5.2%	5.3%	4.8%
(1)As described above, the Company completed a settlement of the Netherlands plan in 2023.
The expected long-term rate of return on pension plan assets were based on a review of the historical returns of the asset classes in which the assets of the Pension Plans are invested and long-term economic forecast for the type of investments held by the plans. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the Pension Plans.
The actual return on plan assets will vary year to year from this assumption. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the consolidated balance sheets through charges to accumulated other comprehensive loss, a component of shareholders’ equity.

The following tables set forth the changes and the end of year components of accumulated other comprehensive (loss) income for the defined benefit plans:

(in millions)
Changes to balance:
Balance at December 31, 2023, before tax effect	$25.4
Prior service credit	(0.4)
Net actuarial gain	(7.4)
Curtailments	0.6
Settlements	(0.2)
Amortization of actuarial loss	0.7
Foreign currency exchange rate changes	(1.8)
Balance at December 31, 2024, before tax effect	$16.9
Prior service cost	0.7
Net actuarial gain	(2.1)
Settlements	(0.2)
Amortization of actuarial loss	1.3
Foreign currency exchange rate changes	1.0
Balance at December 31, 2025, before tax effect	$17.6

	December 31,
(in millions)	2025	2024
Components of balance:
Prior service cost	$0.9	$0.1
Net actuarial loss	16.7	16.8
Ending balance, before tax effect	$17.6	$16.9
Tax effect	1.3	1.7
Ending balance, after tax effect	$18.9	$18.6
Estimated future benefit payments are as follows:

(in millions)	Benefit Payments
For the year ending December 31,
2026	$39.8
2027	41.4
2028	38.4
2029	40.5
2030	42.5
2031-2035	219.7
The Company expects to contribute approximately $3.3 million to pension plans in 2026.
The primary objective with regard to the investment of the Pension Plans’ assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the Pension Plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations.

The Pension Plans’ asset mixes for such plans are summarized as follows:

	December 31,
	2025	2024
Equity securities	23.4%	22.6%
Fixed income securities	26.2%	34.8%
Insurance	29.5%	29.6%
Other	20.9%	13.0%
Total	100.0%	100.0%
The following tables set forth the fair value of the Pension Plans’ assets by asset category:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	NAV(1)	Total
Cash and equivalents	$12.0	$—	$—	$58.4	$70.4
Equity securities	3.2	101.6	—	20.5	125.3
Fixed income securities:
Corporate bonds	0.2	26.8	—	5.1	32.1
Government issued debt	6.3	53.3	—	2.3	61.9
Liability driven investments	—	—	—	46.7	46.7
Insurance	—	75.6	—	82.3	157.9
Private equity and hedge funds	—	5.2	—	8.5	13.7
Real estate	—	27.6	—	0.5	28.1
Total investments	$21.7	$290.1	$—	$224.3	$536.1
(1) Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	NAV(1)	Total
Cash and equivalents	$10.9	$—	$—	$4.4	$15.3
Equity securities	2.3	92.6	—	17.0	111.9
Fixed income securities:
Corporate bonds	0.4	24.6	—	2.9	27.9
Government issued debt	4.9	47.3	—	—	52.2
Liability driven investments	—	—	—	91.6	91.6
Insurance	—	70.3	—	76.2	146.5
Private equity and hedge funds	—	4.0	—	18.6	22.6
Real estate	—	25.6	—	0.7	26.3
Total investments	$18.5	$264.4	$—	$211.4	$494.3
(1)Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The Pension Plans' assets are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the NAV per share practical expedient are not classified in the fair value hierarchy. These funds are valued at the net asset value of shares held in the underlying funds.
Defined Contribution Plans
The Company offers defined contribution plans to certain participants, including in the United States. In the United States, the Company contributes cash to each employee’s retirement account in an amount up to 3% of eligible compensation. For the years ended December 31, 2025, 2024 and 2023, total expenses for all defined contribution plans were $32.4 million, $41.0 million and $30.5 million, respectively.
Deferred Compensation Plan
The Company participates in a deferred compensation plan that permits select employees to make pre-tax deferrals of compensation. Employees have the option to transfer deferral balances into a variety of investment options. As of December 31, 2025 and 2024, the Company’s obligation under the deferred compensation plan was $3.7 million and $3.2 million, respectively, which was included in other noncurrent liabilities in the consolidated balance sheets.

A Rabbi Trust arrangement has been established to provide for the liabilities associated with the deferred compensation plan. The assets are composed of investments in mutual funds. As of December 31, 2025 and 2024, $3.6 million and $3.2 million, respectively, was recorded in other assets in the consolidated balance sheets for this arrangement.
16. SHARE-BASED COMPENSATION
In connection with the Advent Acquisition, the Company, Advent and entities created to own the Company implemented the 2021 Plan. At the commencement of the 2021 Plan, the maximum number of units or shares authorized were 282,353, which was subsequently amended to increase the maximum number of authorized units or shares to 343,782. At December 31, 2024, the aggregate pool of shares outstanding for the awards under the 2021 Plan totaled 295,074 shares.
In connection with the IPO, the Board of Directors adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan (the “2025 Plan”). If any award granted under the 2025 Plan is cancelled, forfeited or acquired (pursuant to a call, redemption or other right), the units or shares subject to such award will again be available for issuance under the plan. At the commencement of the 2025 Plan, the maximum number of units or shares authorized under the 2021 Plan and 2025 Plan was 41,794,552. At December 31, 2025, the aggregate pool of shares outstanding for the awards under the 2021 Plan and 2025 Plan totaled 21,833,073 shares.
Pursuant to the IPO, the maximum number of units or shares authorized and aggregate pool of shares outstanding for the awards under the 2021 Plan and 2025 Plan were converted into ordinary shares and RSUs of the Company and will continue to vest in accordance to the terms of their plans as further discussed below.
Incentive Awards
Pursuant to the 2021 Plan, shares were issued in the form of Class B, Class C, Class D and Class E shares (collectively, the “Incentive Awards”) of AI PAVE, interests in which are subject to the terms of incentive awards. The Incentive Awards received distributions after Advent and others received their invested capital. Upon the IPO, all vested Class Incentive Awards were automatically converted to ordinary shares of the Company, and any unvested Class Incentive Awards were converted to RSUs under the 2025 Plan, subject to the awards’ original terms.
The Incentive Awards were comprised of time-based awards and performance-based awards. Time-based awards generally vest quarterly in equal amounts over a four or five-year period. The performance-based awards are accounted for as awards with both performance and market conditions and the compensation cost is deferred until the performance conditions will be achieved.
The fair values of the awards were estimated using the Monte Carlo simulation model and included the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	2.5	3.8
Expected volatility	30.0%	32.0%
Discount for lack of marketability	12.5%	15.0%
Risk-free interest rate	4.3%	4.2%
The following tables set forth a summary of time-based awards and performance-based awards, respectively, prior to the IPO:

Time-based Incentive Awards	Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	82,440	$200.85
Granted	12,795	$181.78
Vested	(21,552)	$201.48
Forfeited	(11,141)	$184.24
Unvested at December 31, 2023	62,542	$199.90
Granted	22,177	$99.62
Vested	(26,063)	$179.78
Forfeited	(10,179)	$157.19
Unvested at December 31, 2024	48,477	$177.50

Performance-based Incentive Awards	Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	145,563	$157.29
Granted	17,068	$57.83
Forfeited	(10,889)	$166.94
Unvested at December 31, 2023	151,742	$147.34
Granted	14,648	$48.08
Forfeited	(9,057)	$120.82
Unvested at December 31, 2024	157,333	$139.69
There were no grants of Incentive Awards during 2025. See below for further detail on the Incentive Awards activity, as converted to RSUs upon the IPO, for the year ended December 31, 2025.
Restricted Stock Units
May 2025 Grants
In May 2025, the Board of Directors approved and granted a new class of RSUs under the 2021 Plan. The awards include both time-based and performance-based RSUs, each subject to dual vesting conditions and continued employment of the participant.
Time-based RSUs vest upon the satisfaction of both a service condition and a performance condition (liquidity event, such as an IPO or a change of control). In the event of a change of control, all unvested time-based RSUs are subject to accelerated vesting, and any previously unrecognized compensation expense will be recognized at that time. Upon the IPO, the vested time-based RSUs converted into fully vested ordinary shares, while the unvested time-based RSUs remain subject to the original time-based vesting schedule.
Performance-based RSUs also require both a performance condition (liquidity event) and a market condition (return of invested capital). These RSUs vest in tranches as specific capital return thresholds are met. Upon the IPO, any vested performance-based RSUs converted into fully vested ordinary shares. Unvested performance-based RSUs converted into time-based RSUs and continue to vest based on the applicable time-based vesting schedule.

The fair values of the RSUs were estimated using the Monte Carlo simulation model and included the following assumptions as of the RSU grant date:

Expected term (in years)	4.0
Expected volatility	31.7%
Discount for lack of marketability	7.3%
Risk-free interest rate	4.2%
August and November 2025 Grants
On August 20, 2025 and November 19, 2025, the Board of Directors approved and granted RSUs under the 2025 Plan. The number of shares granted was determined by dividing the target award value by the closing price of the Company’s ordinary shares on the date of grant, with amounts rounded to the nearest whole share. The awards consist solely of time-based RSUs that vest annually over four years, subject to continued service. In the event of a change of control, all unvested time-based RSUs are subject to accelerated vesting, and any previously unrecognized compensation expense will be recognized at that time.
RSU Activity

The following table sets forth a summary of the time-based RSUs:

Time-based RSUs	RSUs	Weighted Average Grant Date Fair Value
Unvested at July 24, 2025 (date of IPO)[1]	14,248,282	$5.78
Granted	2,490,804	$17.18
Vested	(8,148,420)	$4.63
Forfeited	(368,623)	$11.67
Unvested at December 31, 2025	8,222,043	$10.11
(1)Includes the Incentive Awards, as converted to RSUs upon the IPO, and the May 2025 grants.

In addition to the time-based RSUs, the Company also had 5,523,014 of unvested performance-based RSUs, with a weighted average grant date fair value of $2.32, as of December 31, 2025, none of which were granted, vested or forfeited during the period. The vesting for these awards is dependent upon certain performance conditions as set forth in the award agreement that will only be achieved on change of control or another liquidity event based on Advent’s return on its aggregate invested capital.
As of December 31, 2025, there was $55.9 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 3.2 years.
Share-based Compensation Expense
The Company incurred total share-based compensation expense of $61.1 million, $4.7 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in selling, general and administrative expenses for such periods. During the third quarter of 2025, the Company recognized a cumulative catch-up of share-based compensation expense primarily driven by the completion of its IPO and the satisfaction of certain conditions associated with RSUs and the Phantom Awards agreements. This adjustment reflects the recognition of previously unrecognized share-based compensation expense related to awards that became probable of vesting upon meeting the specified criteria. Of the shared-based compensation recognized during the year ended December 31, 2025, approximately $42.2 million represents the cumulative catch-up adjustment, inclusive of approximately $18.1 million affiliated with the Phantom Awards.
17. REPORTABLE SEGMENTS
The Company operates through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East and Africa and (3) APAC, which includes Asia and the western Pacific region. Each segment provides similar services through the Company’s Intelligence and Activation offerings but to different geographic regions across the world.
The Company’s chief operating decision maker (the “CODM”) is the chief executive officer of the Company. The CODM evaluates performance based on the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis. The CODM uses Adjusted EBITDA as the profit measure because it eliminates the impact of certain items that are not considered indicative of the core operations of the Company’s business, which is useful to compare operating results between periods. The Company’s executive management team also uses Adjusted EBITDA as a compensation measure under the incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to NIQ. The CODM does not evaluate performance or allocate resources based on segment asset data and therefore total segment assets are not presented.
The Company incurs corporate costs related to centralized support functions, including those related to technology, treasury, tax, legal and other centralized functions. Corporate expenses not directly identifiable with a reportable segment are reported below to reconcile the reportable segments to the consolidated financial statements.
The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	2025			2024			2023
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$1,632.2	$1,864.5	$701.7	$1,550.2	$1,731.5	$690.9	$1,348.6	$1,406.6	$586.1
Less:
Data acquisition costs	365.4	314.7	123.8	354.3	310.7	116.9	307.8	284.6	105.8
Other segment costs(1)	775.2	991.2	437.8	758.1	972.9	423.4	662.1	745.3	359.2
Segment Adjusted EBITDA	$491.6	$558.6	$140.1	$437.8	$447.9	$150.6	$378.7	$376.7	$121.1
(1)Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.

The following table reconciles Adjusted EBITDA by segment to loss from continuing operations before income taxes, for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	2023
Adjusted EBITDA by segment
Americas	$491.6	$437.8	$378.7
EMEA	558.6	447.9	376.7
APAC	140.1	150.6	121.1
Total segment Adjusted EBITDA	$1,190.3	$1,036.3	$876.5
Adjustments to reconcile to loss from continuing operations before income taxes:
Corporate expenses not allocated to segments	(273.8)	(295.8)	(280.6)
Depreciation and amortization	(632.5)	(596.7)	(460.9)
Interest expense, net	(317.6)	(410.6)	(299.5)
Transformation program costs(1)	(48.2)	(56.0)	(156.7)
GfK integration costs(2)	(62.3)	(126.3)	(45.8)
Acquisitions and transaction-related costs(3)	(25.3)	(17.6)	(11.8)
Foreign currency exchange gain (loss), net	78.2	(34.2)	4.6
Nonoperating items, net(4)	(67.8)	(161.5)	(126.1)
Share-based compensation expense	(61.1)	(4.7)	(4.3)
Impairment of long-lived assets	(1.1)	(31.1)	(9.0)
Net income attributable to noncontrolling interests	8.0	6.3	3.8
Other operating items, net(5)	3.4	1.4	(3.0)
Loss from continuing operations before income taxes	$(209.8)	$(690.5)	$(512.8)
(1)Transformation program costs include employee separation costs as further discussed in Note 14. “Restructuring Activities”, as well as additional costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations.
(2)GfK integration costs include employee separation costs as further discussed in Note 14. “Restructuring Activities”, as well as additional costs for consulting fees and integration associated with the GfK Combination.
(3)Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(4)Consists of adjustments related to: (i) net periodic pension costs other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) deconsolidation of subsidiaries, (v) settlement of tax indemnification, (vi) other nonoperating expenses and (vii) remeasurement of warrant to fair value. See Note 18. "Nonoperating expense, net" for further information on these adjustments.
(5)Consists primarily of adjustments related to gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations.
The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	December 31,
	2025	2024
Germany	25%	26%
United States	27%	23%
Tangible long-lived assets in Ireland, the Company’s country of domicile, represented less than 1% of total tangible long-lived assets as of December 31, 2025 and 2024.

18. NONOPERATING EXPENSE, NET
The following table sets forth the components of nonoperating expense, net:

	Year Ended December 31,
(in millions)	2025	2024	2023
Remeasurement of Warrant to fair value (Note 11)	$(39.7)	$(75.2)	$(101.1)
Write-off of unamortized debt discount and debt issuance costs (Note 10)	(35.0)	(35.8)	—
Factoring fees	(11.8)	(14.7)	(15.0)
Gain from remeasurement of previously held equity interest (Note 3)	—	—	15.1
Earnings from equity method investments, net	3.6	4.7	1.8
Net periodic benefit (cost), other than service cost (Note 15)	3.8	2.5	(7.0)
Deconsolidation of subsidiaries (Note 4)	5.2	(57.8)	—
Income from transition services agreement	8.4	10.9	—
Settlement of tax indemnification	11.3	21.2	(3.5)
Other	(1.6)	(1.7)	0.5
Nonoperating expense, net	$(55.8)	$(145.9)	$(109.2)
19. COMMITMENTS AND CONTINGENCIES
The Company is subject to litigation and other claims in the ordinary course of business. As of December 31, 2025, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters.
The Company has entered into contractual obligations related to agreements to purchase data, data processing, cloud services, information technology services, building maintenance, equipment purchasing and various outsourcing contracts. These agreements are not unilaterally cancellable by the Company, are legally enforceable with respect to the Company and the counterparties, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. The amounts presented below include the minimum annual payments under the Company’s purchase obligations that have initial or remaining non-cancelable terms in excess of one year.

(in millions)	Contractual Obligations
For the year ending December 31,
2026	$298.7
2027	185.4
2028	154.3
2029	132.4
2030	18.3
Thereafter	55.5
Total	$844.6
The Company also has minimum commitments under non-cancelable operating and finance leases. See Note 9. “Leases” for payments required under operating and finance leases.
As of December 31, 2025, the Company had $15.1 million in outstanding letters of credit.
As of December 31, 2025, the consolidated balance sheet included a receivable to Nielsen of $3.2 million within prepaid expenses and other current assets and a payable to Nielsen of $25.3 million within other noncurrent liabilities. As of December 31, 2024, the consolidated balance sheet included a receivable from Nielsen of $5.9 million within prepaid expenses and other current assets and a payable to Nielsen of $35.3 million within other current liabilities and other noncurrent liabilities. These balances are estimated under tax indemnification arrangements, pursuant to the purchase and sale agreement with Advent, for certain liabilities to various taxing authorities that are expected to be settled in future periods.

20. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table sets forth the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$11.7	$(1.1)	$64.5	$75.1
Foreign currency translation adjustments	69.5	—	—	69.5
Defined benefit plan adjustments, net of tax of $(3.7)	—	(23.8)	—	(23.8)
Cash flow hedges, net of tax of $—	—	—	(40.1)	(40.1)
Balance as of December 31, 2023	81.2	(24.9)	24.4	80.7
Foreign currency adjustments:
Foreign currency translation adjustments	(95.3)	—	—	(95.3)
Net investment hedges	(1.9)	—	—	(1.9)
Defined benefit plan adjustments, net of tax of $2.2	—	6.3	—	6.3
Cash flow hedges, net of tax of $—	—	—	(27.5)	(27.5)
Balance as of December 31, 2024	(16.0)	(18.6)	(3.1)	(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	20.4	—	—	20.4
Net investment hedges	(6.6)	—	—	(6.6)
Defined benefit plan adjustments, net of tax of $0.4	—	(0.3)	—	(0.3)
Cash flow hedges, net of tax of $—	—	—	(7.8)	(7.8)
Balance as of December 31, 2025	$(2.2)	$(18.9)	$(10.9)	$(32.0)
21. SUBSEQUENT EVENTS
In February 2026, the Company approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $55 million to $65 million by the end of fiscal year 2026.
The 2026 Program supports the Company’s ongoing efforts to enhance margin performance through continued optimization of its workforce, enhancements to its sales organization and other support functions, and simplification of overall business processes. Investments in automation and artificial intelligence (“AI”) are anticipated to accelerate the Company’s optimization efforts as it begins its journey to operationalize these digital tools throughout the organization. Collectively, these actions are expected to improve efficiency, customer satisfaction, product innovation and productivity. The 2026 Program is intended to further reduce costs primarily within selling, general and administrative expenses.
The Company expects to incur total pre-tax restructuring charges of approximately $50 million to $60 million, the substantial majority of which would result in cash expenditures. The Company expects that execution of the 2026 Program will occur primarily in the first half of 2026, subject to local laws and consultation requirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2025 as a result of the material weaknesses in internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
During the fourth quarter of 2025, management concluded that the Company did not maintain effective information technology (IT) general controls specifically related to user access controls for the general ledger system, including provisioning and user access review, were not operating effectively. The user access controls were not performed with sufficient precision or oversight to ensure proper segregation of duties and appropriate restriction of user and privileged access. In addition, the Company did not design controls to independently review and monitor user access to ensure proper segregation of duties and approval limits for certain bank accounts to ensure access rights were appropriate and aligned with Company policies. These control deficiencies could result in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies constitute material weaknesses in internal control over financial reporting as of December 31, 2025.
These material weaknesses did not result in any identified material misstatements in the Company’s consolidated financial statements for the periods presented.
Remediation Plan for Material Weaknesses
Management is committed to remediating the material weaknesses described above and has initiated enhancements to our internal control over financial reporting. Management is in the process of designing and implementing internal enhancements intended to address the underlying control deficiencies and strengthen our internal control over financial reporting.

Remediation measures include enhancing governance and oversight over user access controls, including (i) enhancing the execution for user access controls over the general ledger system; (ii) establishing effective standard operating procedures; (iii) developing and communicating training materials to reinforce the need for a comprehensive, precise review that appropriately addresses identified risks; (iv) centralizing performance for conducting and evidencing periodic reviews of user access and approval limits for bank accounts; and (v) establishing procedures to ensure timely correction of any inappropriate access identified.

Management believes that the remediation actions described above, once fully implemented, will improve our internal controls and address the underlying causes of the material weaknesses. However, the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented and have operated effectively for a sufficient period of time, and management has concluded through testing, that such controls are effective. Management cannot provide assurance that the measures implemented to date, or those still in progress, will be sufficient to remediate the control deficiencies that led to the material weaknesses in a timely basis, or that they will prevent the occurrence of potential material weaknesses in the future. We will continue to evaluate and refine our remediation actions to support the reliability of our financial reporting throughout the remediation period. In addition, the existing controls and any new controls that are developed may become inadequate if business conditions change.
Remediation of Previously Reported Material Weakness
As previously disclosed in the Company’s final Prospectus filed with the SEC in connection with the IPO, as well as subsequent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025, management had an unremediated material weakness related to the design and operation of internal controls over financial reporting related to certain aspects of the application of purchase accounting for acquisitions. Specifically, internal controls were not designed and maintained effectively with regard to: (i) the allocation of goodwill and certain identifiable assets to foreign subsidiaries, which has an impact on currency translation or remeasurement of such balances stated in the consolidated financial statements, and (ii) conforming of U.S. GAAP and accounting policies of acquired entities to that of the Company.

To remediate the material weakness, during the fiscal year ended December 31, 2025, management designed and implemented certain enhancements to the Company’s internal control over financial reporting, including creating new controls over the preparation and review of financial data integration into the consolidated financial statements for acquired businesses, enhanced review procedures and improved documentation protocols related to the accounting for business acquisition transactions.
During the three months ended December 31, 2025, management completed remediation measures, including evaluating the design and assessing the operating effectiveness of the controls related to the application of purchase accounting for acquisitions, and concluded that these controls operated effectively for a sufficient period of time to support management’s conclusion that the previously identified material weakness has been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the previously reported material weakness described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
2026 Annual General Meeting
The Board of Directors has determined that the Company will hold its 2026 annual meeting of shareholders (the “Annual General Meeting”) on May 21, 2026. The time, location and matters to be voted on at the Annual General Meeting will be as set forth in the Company’s proxy statement for the Annual General Meeting, to be filed prior to the Annual General Meeting with the SEC.
In accordance with Rule 14a-8 under the Exchange Act, any shareholder proposal intended to be considered for inclusion in the Company’s proxy materials for the Annual Meeting must comply with the requirements of Rule 14a-8 of the Exchange Act and be delivered to, or mailed to and received at, our principal executive offices located at 200 West Jackson Boulevard, Chicago, Illinois 60606, Attention: Company Secretary, on or before the close of business on March 23, 2026, which we believe is a reasonable time before it expects to begin to print and distribute its proxy materials for the Annual General Meeting.
Rule 10b5-1 Trading Plans
During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
We have adopted an insider trading policy governing the purchase, sale and other disposition of our securities by the Company and our directors, officers and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) The following financial statements and the other information listed below appear in Part II, Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K and are filed as a part hereof:
•Reports of Independent Registered Public Accounting Firms
•Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.
(a)(3) The following Exhibits are incorporated by reference into or are filed with this Report:

Incorporate by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
3.1	Memorandum and Articles of Association		S-1/A	N/A	7/22/2025
4.1	Form of Ordinary Shares Certificate		S-1	N/A	6/27/2025
4.2	Registration Rights Agreement, dated March 5, 2021		S-1	N/A	6/27/2025
4.3	Registration Rights Agreement, dated July 10, 2023		S-1	N/A	6/27/2025
4.4	Form of Shareholders’ Agreement		S-1	N/A	6/27/2025
4.5	Warrant, dated March 5, 2021		S-1	N/A	6/27/2025
4.6	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1
Credit Agreement, dated March 5, 2021 by and among AI PAVE Dutchco III B.V., Intermediate Dutch Holdings B.V., Indy US Holdco, LLC, Nielsen Consumer Inc., Indy Dutch Bidco B.V., the revolving borrowers from time to time party thereto, JPMorgan Chase Bank NA., Kroll Agency Services (US) LLC, and the lenders and issuing banks from time to time party thereto
			S-1	N/A	6/27/2025
10.2	First Amendment to Credit Agreement, dated November 30, 2021		S-1	N/A	6/27/2025
10.3	Second Amendment to Credit Agreement, dated December 3, 2021		S-1	N/A	6/27/2025
10.4	Third Amendment to Credit Agreement, dated August 31, 2022		S-1	N/A	6/27/2025
10.5	Fourth Amendment to Credit Agreement, dated January 31, 2023		S-1	N/A	6/27/2025
10.6	Fifth Amendment to Credit Agreement, dated February 28, 2023		S-1	N/A	6/27/2025
10.7	Sixth Amendment to Credit Agreement, dated June 7, 2023		S-1	N/A	6/27/2025
10.8	Seventh Amendment to Credit Agreement, dated July 10, 2023		S-1	N/A	6/27/2025
10.9	Eighth Amendment to Credit Agreement, dated June 28, 2024		S-1	N/A	6/27/2025
10.10	Ninth Amendment to Credit Agreement, dated July 11, 2024		S-1	N/A	6/27/2025
10.11	Tenth Amendment to Credit Agreement, dated July 18, 2024		S-1	N/A	6/27/2025
10.12	Eleventh Amendment to Credit Agreement, dated January 24, 2025		S-1	N/A	6/27/2025
10.13	Twelfth Amendment to Credit Agreement, dated July 11, 2025		S-1/A	N/A	7/14/2025
10.14	Thirteenth Amendment to Credit Agreement, dated August 12, 2025		10-Q	9/30/2025	11/13/2025
10.15†	Employment Agreement, dated February 12, 2025 by and between Nielsen Consumer LLC and James Peck		S-1	N/A	6/27/2025
10.16†	Employment Agreement, dated February 11, 2025 by and between Nielsen Consumer LLC and Mohit Kapoor		S-1	N/A	6/27/2025
10.17†	Offer Letter, dated March 31, 2022, between Nielsen Consumer LLC and Tracey Massey		S-1	N/A	6/27/2025
10.18†	Offer Letter, dated November 8, 2022, between Nielsen Consumer LLC and Michael Burwell		S-1	N/A	6/27/2025
10.19†	Offer Letter, dated June 27, 2021, between Nielsen Consumer LLC and Shaun Zitting		S-1	N/A	6/27/2025
10.20†	NIQ Global Intelligence plc 2025 Equity Incentive Plan		S-1/A	N/A	7/22/2025

10.21†	Form of RSU Agreement under the NIQ Global Intelligence plc 2025 Equity Incentive Plan		S-1/A	N/A	7/14/2025
10.22†	Nielsen Consumer LLC Severance Policy for United States-Based Senior Executives		S-1	N/A	6/27/2025
10.23†	NielsenIQ U.S. Senior Executive Severance Policy		S-1	N/A	6/27/2025
10.24†	Form of Indemnification Agreement		S-1/A	N/A	7/14/2025
10.25†	Form of Restricted Share Award Agreement		S-1/A	N/A	7/14/2025
19.1*	Insider Trading Policy	X
21.1*	Subsidiaries of the Registrant	X
23.1*	Consent of Independent Registered Public Accounting Firm	X
31.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy for Recoupment of Incentive Compensation	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).	X
________________________________________________

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Indicates a management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: February 27, 2026	/s/ James Peck
James Peck
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ James Peck	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2026
James Peck	(Principal Executive Officer)

/s/ Michael Burwell	Chief Financial Officer	February 27, 2026
Michael Burwell	(Principal Financial Officer)

/s/ Jamie E. Palm	Chief Accounting Officer	February 27, 2026
Jamie E. Palm	(Principal Accounting Officer)

/s/ Christopher Egan	Director	February 27, 2026
Christopher Egan

/s/ Racquel Harris Mason	Director	February 27, 2026
Racquel Harris Mason

/s/ Ralf Klein-Bölting	Director	February 27, 2026
Ralf Klein-Bölting

/s/ Samuel Allen Hamood	Director	February 27, 2026
Samuel Allen Hamood

/s/ Todd Lachman	Director	February 27, 2026
Todd Lachman

/s/ Elizabeth Lempres	Director	February 27, 2026
Elizabeth Lempres

/s/ Julien Lo	Director	February 27, 2026
Julien Lo

/s/ Christopher Pike	Director	February 27, 2026
Christopher Pike

/s/ David Rawlinson	Director	February 27, 2026
David Rawlinson

/s/ Charlotte Simonelli	Director	February 27, 2026
Charlotte Simonelli

/s/ Gabriela Weiss	Director	February 27, 2026
Gabriela Weiss