Form 10-Q
period 2026-03-31
NIQ Global Intelligence plc
filed 2026-05-14
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes ☐ No ☒

As of May 11, 2026, there were 295,136,342 ordinary shares outstanding.

NIQ Global Intelligence plc
Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

i

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NIQ Global Intelligence plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,072.7	$965.9

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	475.0	430.8
Selling, general and administrative expenses	396.1	371.7
Depreciation and amortization	153.7	148.5
Impairment of long-lived assets	—	0.7
Restructuring, net	64.9	4.6
Other operating income, net	(6.8)	(6.1)
Total operating expenses	1,082.9	950.2
Operating (loss) income	(10.2)	15.7
Interest expense, net	(58.5)	(83.5)
Foreign currency exchange gain, net	5.6	32.0
Nonoperating expense, net	—	(58.8)
Loss before income taxes	(63.1)	(94.6)
Income tax expense	(25.6)	(23.3)
Net loss	(88.7)	(117.9)
Less: Net income attributable to noncontrolling interests	1.4	1.9
Net loss attributable to NIQ	$(90.1)	$(119.8)

Basic and diluted earnings per share from:
Net loss attributable to NIQ	$(0.31)	$(0.49)

Weighted average basic and diluted NIQ ordinary shares outstanding	295,044,637	245,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(88.7)	$(117.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13.1)	(2.3)
Cash flow hedges	19.9	(8.9)
Total other comprehensive income (loss)	6.8	(11.2)
Total other comprehensive loss	(81.9)	(129.1)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1.4)	1.9
Total other comprehensive loss attributable to NIQ	$(80.5)	$(131.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$362.3	$518.8
Trade receivables, net	808.9	695.6
Other receivables	116.9	104.3
Prepaid expenses and other current assets	244.8	131.4
Total current assets	1,532.9	1,450.1
Property and equipment, net	189.5	208.2
Operating lease right-of-use assets	197.1	203.7
Intangible assets, net	2,097.5	2,191.4
Goodwill	2,411.6	2,431.7
Deferred income taxes	34.4	27.8
Other noncurrent assets	286.3	289.1
Total assets	$6,749.3	$6,802.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$225.4	$224.4
Accrued expenses	614.5	631.7
Deferred revenues	331.0	262.0
Short-term debt and current portion of long-term debt	89.8	107.5
Other current liabilities	172.2	177.5
Total current liabilities	1,432.9	1,403.1
Long-term debt	3,473.5	3,502.6
Operating lease liabilities	198.0	205.5
Deferred income taxes	129.5	123.4
Other noncurrent liabilities	360.9	341.8
Total liabilities	5,594.8	5,576.4
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares; $0.00001 nominal value per share, 1,500,000,000 ordinary shares authorized, 295,115,271 and 295,000,000 ordinary shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred shares; $0.00001 nominal value per share, 150,000,000 preferred shares authorized, no shares issued and outstanding	—	—
Euro deferred shares; €1.00 nominal value per share, 25,000 Euro deferred shares authorized and issued, none outstanding	—	—
Paid-in capital	3,233.2	3,222.4
Accumulated deficit	(2,292.1)	(2,202.0)
Accumulated other comprehensive loss	(25.2)	(32.0)
Total NIQ shareholders' equity	915.9	988.4
Noncontrolling interests	238.6	237.2
Total shareholders' equity	1,154.5	1,225.6
Total liabilities and shareholders' equity	$6,749.3	$6,802.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except share data)

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	295,000,000	$—	—	$—	25,000	$—	$3,222.4	$(2,202.0)	$(32.0)	$988.4	$237.2	$1,225.6
Net (loss) income	—	—	—	—	—	—	—	(90.1)	—	(90.1)	1.4	(88.7)
Other comprehensive income	—	—	—	—	—	—	—	—	6.8	6.8	—	6.8
Vesting of restricted stock units	115,271	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	11.5	—	—	11.5	—	11.5
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Other	—	—	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance as of March 31, 2026	295,115,271	$—	—	$—	25,000	$—	$3,233.2	$(2,292.1)	$(25.2)	$915.9	$238.6	$1,154.5

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	245,000,000	$—	—	$—	—	$—	$1,946.1	$(1,848.7)	$(37.7)	$59.7	$238.9	$298.6
Net (loss) income	—	—	—	—	—	—	—	(119.8)	—	(119.8)	1.9	(117.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Share-based compensation	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2025	245,000,000	$—	—	$—	—	$—	$1,947.4	$(1,968.5)	$(48.9)	$(70.0)	$237.8	$167.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(88.7)	$(117.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153.7	148.5
Share-based compensation	11.5	1.3
Amortization of debt discount and debt issuance costs	7.0	15.1
Remeasurement of warrant to fair value	—	46.1
Impairment of long-lived assets	—	0.7
Provision for credit losses	2.5	1.1
Non-cash foreign currency exchange gain, net	(0.6)	(24.0)
Write-off of unamortized debt discount and debt issuance costs	—	10.3
Gain on disposal of business	—	(5.6)
Other operating activities, net	7.2	(7.3)
Changes in assets and liabilities:
Trade and other receivables, net	(138.7)	(71.1)
Prepaid expenses and other current assets	(97.6)	(83.6)
Accounts payable and other current liabilities	85.1	(62.9)
Operating leases, net	0.6	(2.3)
Other noncurrent assets and liabilities	(5.6)	(2.0)
Net cash used in operating activities	(63.6)	(153.6)
Investing Activities:
Proceeds from sale of business, net of cash disposed	—	61.8
Additions to property and equipment	(3.2)	(3.1)
Additions to intangible assets	(56.4)	(59.6)
Other investing activities, net	0.4	(2.8)
Net cash used in investing activities	(59.2)	(3.7)
Financing Activities:
Proceeds from debt and other financing arrangements	80.8	392.8
Repayments of debt and other financing arrangements	(101.5)	(234.5)
Debt issuance costs paid	—	(2.5)
Finance leases	(7.6)	(4.1)
Cash dividends paid to noncontrolling interests	—	(3.0)
Other financing activities, net	(2.8)	21.4
Net cash (used in) provided by financing activities	(31.1)	170.1
Effect of exchange-rate changes on cash and cash equivalents	(2.6)	11.5
Net (decrease) increase in cash and cash equivalents	(156.5)	24.3
Cash and cash equivalents at beginning of period	518.8	266.2
Cash and cash equivalents at end of period	$362.3	$290.5

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$58.1	$82.5
Cash paid for income taxes, net of refunds received	$24.2	$38.0

Supplemental Disclosures of Non-Cash Items:
Capital expenditures in accounts payable	$1.5	$1.4

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
Initial Public Offering
On July 24, 2025, the Company completed its IPO, in which the Company sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. The Company received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 7. “Debt” for further detail on the use of proceeds. In connection with the IPO, the Board of Directors also adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan. The Company recognized share-based compensation as a result of the accelerated and incremental vesting of certain share-based compensation awards under the 2021 Plan, as triggered by the IPO.
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
Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above in Note 1. “Organization”, the accompanying financial statements have been recast to reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including the Dutch Holdings and the AI PAVE Entities, as a transaction between entities under common control. The recast presentation is effective for the financial statements as of and for the earliest period presented. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described below), the Company has assessed the impact to the condensed consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.

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
The Company entered into an agreement to sell its ownership interest in Netquest, a consumer panel provider acquired through the GfK Combination, on December 17, 2024. On February 3, 2025, the Company completed the sale. See Note 3. “Disposals” for further information.
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2026.
The unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated annual financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2025. See the audited consolidated annual financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K for the incremental tax disclosures required under this ASU.
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
Other than the significant accounting policies described above, there have been no changes to the significant accounting policies described in the Company’s audited consolidated annual financial statements and notes thereto presented for the fiscal year ended December 31, 2025.
3. DISPOSALS
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company recognized a gain from the sale of $5.6 million, after related transaction costs, during the three months ended March 31, 2025, which is recorded within selling, general and administrative expenses.
The sale of Netquest did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore did not meet the criteria to be classified as discontinued operations. The Netquest business was reported within the EMEA reportable segment prior to the sale.

4. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to clients globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. Segment results have been adjusted retrospectively as a result of the Company reorganizing its segments as further discussed in Note 13. “Reportable Segments”. NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. No single client accounted for more than 5% of NIQ’s revenues for the three months ended March 31, 2026 and 2025.
The following table disaggregates revenue by reportable segment:

	Three Months Ended March 31,
(in millions)	2026	2025
Americas	$432.2	$380.6
EMEA	487.3	430.5
APAC	153.2	154.8
Total revenues	$1,072.7	$965.9
The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Three Months Ended March 31,
(in millions)	2026	2025
Major product offerings
Intelligence	$884.0	$797.4
Activation	188.7	168.5
Total revenues	$1,072.7	$965.9

Timing of revenue recognition
Data and services transferred over time	$909.2	$807.3
Data and services transferred at a point in time	163.5	158.6
Total revenues	$1,072.7	$965.9
Revenues in the United States represented approximately 24% and 25% of total revenues for the three months ended March 31, 2026 and 2025, respectively. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in Ireland, the Company’s country of domicile, represented approximately 1% of total revenues for the three months ended March 31, 2026 and 2025.
At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its clients and when the client pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a client that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At March 31, 2026 and December 31, 2025, $241.6 million and $133.9 million, respectively, of contract assets were recorded as a component of trade receivables, net in the unaudited condensed consolidated balance sheets.
Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from clients for which revenue is recognized when the performance obligation is satisfied and control is transferred to the client. At December 31, 2025, $262.0 million of deferred revenues were recorded in the unaudited condensed consolidated balance sheets, of which substantially all was recognized as revenue during the three months ended March 31, 2026. At March 31, 2026, the balance of deferred revenues was $331.0 million.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2026 as well as amounts not yet invoiced to clients as of March 31, 2026, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination for convenience clause.

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion. The Company expects to recognize revenue related to these performance obligations as follows:

Year Ending December 31,	(in millions)
Remainder of 2026	$709.5
2027	633.2
2028	372.0
Thereafter	146.0
Total	$1,860.7
5. GOODWILL
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	Total
Balance at December 31, 2025	$669.5	$1,221.8	$540.4	$2,431.7
Reporting unit reassignment(1)	—	98.0	(98.0)	—
Foreign currency exchange rate changes	6.6	(23.9)	(2.8)	(20.1)
Balance at March 31, 2026	$676.1	$1,295.9	$439.6	$2,411.6
(1) Represents the reassignment of goodwill as a result of the Company reorganizing its segments as further discussed in Note 13. “Reportable Segments”.
6. SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific client circumstances and reasonable and supportable forecasts of future economic conditions. As of March 31, 2026 and December 31, 2025, the allowance for expected credit losses was $13.4 million and $11.2 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $2.5 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
The Company has a program in which trade receivables are sold to third parties. On March 25, 2026, the Company amended its existing factoring agreement to increase the available capacity under the program from €270.0 million to €300.0 million (equivalent to approximately $346.6 million USD as of March 31, 2026), with the underlying transactions accounted for as true sales, without recourse. In instances where the underlying sales transaction has not yet met the criteria for revenue recognition, the transfer is accounted for as a sale of future revenues. The proceeds received for the sale of future revenues are recorded within short-term debt and current portion of long-term debt in the unaudited condensed consolidated balance sheets. The Company maintains servicing responsibilities for the majority of the receivables sold during the year, for which the related costs are not significant.
As of March 31, 2026 and December 31, 2025, $154.8 million and $193.9 million, respectively, of previously sold receivables remained outstanding. The Company recorded costs associated with the factoring program in nonoperating expense, net, primarily representing administrative and financing costs which totaled $2.0 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company recorded a liability for its financing obligation under the program of $36.0 million and $51.4 million as of March 31, 2026 and December 31, 2025, respectively. The proceeds from the sales are reported as operating activities in the unaudited condensed consolidated statements of cash flows and totaled $324.4 million and $340.1 million for the three months ended March 31, 2026 and 2025, respectively.
Prepaid expenses and other current assets consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Prepaid expenses	$200.8	$112.9
Derivative assets (Note 8)	24.8	8.1
Other	19.2	10.4
	$244.8	$131.4

Other noncurrent assets consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Rent guarantee deposits	$80.6	$80.9
Equity method investments	59.1	59.7
Defined benefit plan assets	55.4	55.7
Cost method investments	45.0	45.1
Prepaid expenses	15.7	10.9
Debt issuance costs	6.1	6.5
Other	24.4	30.3
	$286.3	$289.1
Accrued expenses consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Data and professional services	$230.7	$216.9
Payroll and benefit costs	201.3	257.6
Restructuring liabilities (Note 11)	73.8	51.7
Accrued income taxes	67.1	58.5
Other	41.6	47.0
	$614.5	$631.7
Other current liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Operating lease liabilities	$59.9	$58.7
Short-term deferred consideration	11.1	10.1
Derivative liabilities (Note 8)	2.6	30.1
Other	98.6	78.6
	$172.2	$177.5
Other noncurrent liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Defined benefit plan liabilities	$104.0	$105.5
Derivative liabilities (Note 8)	88.1	70.7
Long-term deferred consideration	21.1	19.2
Restructuring liabilities (Note 11)	5.3	1.4
Other	142.4	145.0
	$360.9	$341.8
7. DEBT
Term Loans and Revolver
The Company, through its subsidiaries, has a credit agreement (“the Credit Agreement”), comprising term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, the Company is party to the Dutch Security Agreement and has pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement).
2025 Debt Refinancing
On January 24, 2025, the Credit Agreement was amended to consolidate previous debt tranches into a single USD Term Loan (“USD Term Loan”) and a single EUR Term Loan (“EUR Term Loan”) (the “2025 Debt Refinancing”). The transaction resulted in a $10.3 million loss related to the write-off of unamortized debt discount and issuance costs, along with expense of $0.3 million for third-party legal fees. The Company recorded the loss in nonoperating expense, net. The Revolver remains unchanged as a result of the 2025 Debt Refinancing. The term loans mature on March 5, 2028 and require quarterly principal payments equal to 0.25% of the original principal. The respective terms of each debt arrangement are further described below.

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
On August 12, 2025, the Credit Agreement was most recently amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. Additionally, the Company used approximately $298.4 million of the net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD and accrued interest on the USD Term Loan of $5.7 million.
In connection with both the July 11, 2025 and August 12, 2025 amendments, the Company recognized a combined loss of $24.7 million, which included $16.1 million for the write-off of unamortized discount and $8.6 million for the write-off of unamortized debt issuance costs, along with expense of $1.3 million for third-party legal fees. The amounts associated with the write-off were included in nonoperating expense, net.
The following table sets forth the Company’s outstanding indebtedness as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
USD Term Loan, less unamortized discount of $57.6 and $60.8, respectively	$2,189.8	$2,192.2
EUR Term Loan, less unamortized discount of $26.4 and $28.3, respectively	1,284.8	1,304.8
Revolver	—	—
Other debt	29.2	33.1
Total debt	3,503.8	3,530.1
Finance leases	62.4	69.7
Other financing obligations	36.0	51.4
Total debt, finance leases and other financing obligations	3,602.2	3,651.2
Less: Unamortized debt issuance costs	(38.9)	(41.1)
Less: Short-term debt and current portion of long-term debt	(89.8)	(107.5)
Total long-term debt	$3,473.5	$3,502.6
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
On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the USD Term Loan to 250 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay accrued interest on the USD Term Loan of $5.7 million. Since the third quarter of 2025, the Company has maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 225 basis points.
At March 31, 2026, the interest rate for the USD Term Loan was approximately 5.9%.
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

On August 12, 2025, the Credit Agreement was amended to reduce the interest rate spread on the EUR Term Loan to 300 basis points and extend the maturity date to October 31, 2030. The Company used net proceeds from the IPO to repay €255.0 million (approximately $298.4 million USD) of the EUR Term Loan, including accrued interest of $2.8 million USD. Since the third quarter of 2025, the Company has maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 275 basis points.
At March 31, 2026, the interest rate for the EUR Term Loan was approximately 4.7%.
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
At March 31, 2026 and December 31, 2025, the maximum and available borrowing capacity under the Revolver was $747.5 million due to no outstanding borrowings on the Revolver reduced by an outstanding letter of credit with the lender as of the reported dates.
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
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of March 31, 2026.
Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
Remainder of 2026	$19.0
2027	49.1
2028	23.0
2029	22.9
2030	3,473.8
Thereafter	—
Total payments on debt	3,587.8
Unamortized debt discounts	(84.0)
Total debt	$3,503.8
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans of $2.5 million for the three months ended March 31, 2025. The Company did not incur such costs for the three months ended March 31, 2026

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs associated with the Company’s term loans totaled $38.9 million and $41.1 million, respectively, and were presented as a reduction of debt in the unaudited condensed consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $6.1 million and $6.5 million as of March 31, 2026 and December 31, 2025, respectively, and were presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, accounts payable, outstanding indebtedness, derivative instruments and benefit plan assets. The carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of the instruments, except for outstanding indebtedness, derivative instruments and other financial instruments as further discussed below.
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
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. At March 31, 2026 and December 31, 2025, equity method investments were $59.1 million and $59.7 million, respectively, and are included in other noncurrent assets in the unaudited condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, there were trade receivables of $1.9 million and $4.4 million, respectively, and trade payables of $3.5 million and $4.9 million, respectively, related to transactions with the Company’s largest equity method investment.
Excluding equity method investments, equity securities with a readily determinable fair value are recorded at fair value. Equity securities without a readily determinable fair value are recorded at cost less any impairment. At March 31, 2026 and December 31, 2025, the Company held $45.0 million and $45.1 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
The Company assessed the investments for indicators of impairment and concluded no such indicators exist.
Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,558.6	$3,516.1	$3,586.1	$3,599.5
(1) The carrying value of the term loans is presented on a gross basis and excludes unamortized debt discounts.
(2) The reported carrying values of other debt instruments approximate their fair values.
Derivative Instruments
The Company is exposed to cash flow interest rate risk on floating-rate debt under its Credit Agreement and periodically uses interest rate swaps, interest rate caps and interest rate collars to hedge this exposure. The Company is also exposed to fluctuations in foreign currency under its Credit Agreement as certain debt obligations are denominated in a currency other than an entity’s functional currency. The Company uses cross-currency swaps as a hedge of both the foreign currency and interest rate exposures. The interest rate derivative instruments and cross-currency swaps have expiration dates through February 2029 and are designated as hedges for accounting purposes.
The Company also uses cross-currency swaps to hedge foreign currency risk of its net investments in certain foreign subsidiaries. These cross-currency swaps have expiration dates through February 2029 and are designated as net investment hedges for accounting purposes.

The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings as a component of foreign currency exchange gain, net. In April 2025, the Company entered into foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which are not fully designated as hedges for accounting purposes. The foreign exchange forward contracts have expiration dates through February 2027.
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
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $0.3 million and $9.2 million into earnings for the three months ended March 31, 2026 and 2025, respectively.
The following table sets forth the fair value amounts of derivatives presented in the unaudited condensed consolidated financial statements:

	March 31, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$9.2	$0.9	$0.4	$3.4
Cross-currency swaps	10.6	65.9	5.6	84.8
Foreign exchange forward contracts	1.4	0.8	0.2	1.4
	$21.2	$67.6	$6.2	$89.6

Derivatives designated as net investment hedges
Cross-currency swaps	$3.2	$22.2	$1.6	$10.5

Derivatives not designated as hedging instruments
Cross-currency swaps	$—	$0.8	$—	$—
Foreign exchange forward contracts	5.8	0.1	0.6	0.7
	$5.8	$0.9	$0.6	$0.7

Total derivatives	$30.2	$90.7	$8.4	$100.8

As reported in the Unaudited Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$24.8	$—	$8.1	$—
Other noncurrent assets	5.4	—	0.3	—
Other current liabilities	—	2.6	—	30.1
Other noncurrent liabilities	—	88.1	—	70.7
	$30.2	$90.7	$8.4	$100.8
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

The following tables present the gains (losses) on the Company’s interest rate contracts, cross-currency swaps and foreign exchange forward contracts:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Three Months Ended March 31, 2026:
Designated as cash flow hedges:
Interest rate contracts	$(3.2)	$8.3	$(2.6)	$7.7
Cross-currency swaps	(6.6)	28.6	21.3	0.7
Foreign exchange forward contracts	(1.1)	1.6	(0.1)	0.6

Designated as net investment hedges:
Cross-currency swaps	$(8.5)	$(10.0)	$—	$(18.5)

Three Months Ended March 31, 2025:
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.2	$8.5	$(7.5)
Cross-currency swaps	(3.9)	(31.1)	(30.5)	(4.5)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$6.0	$—	$4.1
The following table presents amounts recognized in foreign currency exchange gain, net on the Company’s derivatives not designated as hedging instruments:

	Three Months Ended March 31,
(in millions)	2026	2025
Derivatives not designated as hedging instruments
Cross-currency swaps	$(0.8)	$—
Foreign exchange forward contracts	5.9	—
Total	$5.1	$—
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
The following table presents a reconciliation of the liability-classified Warrant prior to reclassification to equity:

(in millions)	Three Months Ended March 31, 2025
Balance at beginning of period	$191.4
Change in fair value	46.1
Balance at end of period	$237.5

The level 3 fair value inputs used in the valuation of the liability-classified Warrant were as follows:

March 31, 2025
Volatility	31.6%
Risk-free rate	4.5%
Discount for lack of marketability	7.5%
Term (in years)	15.9
9. EARNINGS PER SHARE
Basic loss per share is computed by dividing the net loss attributable to NIQ by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by giving effect to all potential weighted-average dilutive ordinary stock equivalents, which consist of the Company’s Warrant, restricted stock units (“RSUs”), phantom awards (“Phantom Awards”) and performance stock units (“PSUs”), using the treasury stock method. PSUs and performance-based Phantom Awards, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met. For the three months ended March 31, 2026 and 2025, the Company had no potentially dilutive shares, as the inclusion of such instruments would have been antidilutive (i.e., would have increased income per share or decreased loss per share). Accordingly, they are excluded from the diluted earnings per share calculation.
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
The following table sets forth the computation of basic and diluted loss per share for the periods presented:

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Numerator:
Net loss	$(88.7)	$(117.9)
Less: Net income attributable to noncontrolling interests	1.4	1.9
Net loss attributable to NIQ	$(90.1)	$(119.8)

Denominator:
Weighted average basic and diluted NIQ ordinary shares outstanding	295,044,637	245,000,000

Basic and diluted loss per share from:
Net loss attributable to NIQ	$(0.31)	$(0.49)

Antidilutive securities excluded from the calculation of diluted earnings per share
Warrant	17,725,122	17,725,122
RSUs	4,519,037	—
PSUs	2,460,135	—
Phantom Awards	1,385,739	—
Total excluded antidilutive securities	26,090,033	17,725,122
See Note 16. “Share-based compensation” to the consolidated financial statements within the Company’s 2025 Annual Report on Form 10-K for a description of the terms and conditions of previously granted awards.

During the current quarter ended, additional RSUs were granted, with terms and conditions similar to those granted during 2025, as were performance-based awards. The PSUs and performance‑based Phantom Awards vest based on cumulative performance over a three‑year period, with payouts ranging from 50% to 200% of target depending on achievement of Adjusted earnings per share, revenue, and free cash flow targets. Targets have not yet been achieved.
10. INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was (41)% and (25)%, respectively. The change in the Company’s effective tax rate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by changes in jurisdictional earnings offset by refunds and non-taxable gains on divestitures in the prior year.

11. RESTRUCTURING ACTIVITIES
In February 2026, the Company approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program supports the Company’s ongoing efforts to enhance margin performance through continued optimization of its workforce, enhancements to its sales organization and other support functions and simplification of overall business processes. Investments in automation and artificial intelligence (“AI”) are anticipated to accelerate the Company’s optimization efforts as it begins its journey to operationalize these digital tools throughout the organization. Collectively, these actions are expected to improve efficiency, customer satisfaction, product innovation and productivity. The 2026 Program is intended to further reduce costs primarily within selling, general and administrative expenses.
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	2026 Program	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2025	$—	$8.5	$44.6	$53.1
Charges (credits)	56.0	(0.3)	(0.3)	55.4
Payments	(8.1)	(3.0)	(17.4)	(28.5)
Other adjustments	(0.5)	(0.1)	(0.3)	(0.9)
Balance as of March 31, 2026	$47.4	$5.1	$26.6	$79.1
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
In January 2026, Ms. Tracey Massey resigned from her position as Chief Operating Officer. As a result, for the three months ended March 31, 2026, the Company recognized incremental non‑cash compensation charges of $9.5 million in connection with her separation agreement. These charges, comprised of share-based compensation expense arising from award modifications, were recorded within restructuring costs in the unaudited condensed consolidated statements of operations.
12. PENSION AND OTHER POST-RETIREMENT BENEFITS
The following table presents the components of net periodic pension cost:

	Three Months Ended March 31,
(in millions)	2026	2025
Service cost	$3.4	$2.0
Interest cost	5.7	5.2
Expected return on plan assets	(6.9)	(6.0)
Amortization of net gain	(0.1)	(0.1)
Net periodic pension cost	$2.1	$1.1
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $1.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, were presented as a component of nonoperating expense, net.
13. REPORTABLE SEGMENTS
The Company operates through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East, Africa and South Asia and (3) APAC, which includes Asia and the western Pacific region. Each segment provides similar services through the Company’s Intelligence and Activation offerings but to different geographic regions across the world.
Beginning in 2026, the South Asia region, which was formerly included in the APAC reportable segment, is managed within the EMEA reportable segment. Additionally, revenues and expenses related to Global Services & Other, which were formerly included in the EMEA reportable segment, are now attributed and reported within the applicable reportable segment based on geographical location of service. Segment results have been adjusted retrospectively to reflect these changes.
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
The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	Three Months Ended March 31,
	2026			2025
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$432.2	$487.3	$153.2	$380.6	$430.5	$154.8
Less:
Data acquisition costs	110.4	83.6	27.6	86.1	77.1	27.0
Other segment costs(1)	199.3	248.5	90.8	186.3	228.2	96.2
Segment Adjusted EBITDA	$122.5	$155.2	$34.8	$108.2	$125.2	$31.6
(1) Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
The following table reconciles Adjusted EBITDA by segment to loss before income taxes, for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Adjusted EBITDA by segment
Americas	$122.5	$108.2
EMEA	155.2	125.2
APAC	34.8	31.6
Total segment Adjusted EBITDA	312.5	265.0
Adjustments to reconcile to loss before income taxes:
Corporate expenses not allocated to segments	(87.7)	(76.3)
Depreciation and amortization	(153.7)	(148.5)
Interest expense, net	(58.5)	(83.5)
2026 Program costs and other non-cash compensation expense(1)	(65.5)	—
Transformation program costs(2)	(8.5)	(5.6)
GfK integration costs(3)	(1.7)	(14.7)
Acquisitions and transaction related costs(4)	(3.8)	(5.4)
Foreign currency exchange gain, net	5.6	32.0
Nonoperating items, net(5)	(1.2)	(62.7)
Share-based compensation expense	(1.9)	(1.3)
Impairment of long-lived assets	—	(0.7)
Net income attributable to noncontrolling interests	1.4	1.9
Other operating items, net(6)	(0.1)	5.2
Loss before income taxes	$(63.1)	$(94.6)
(1) Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 11. “Restructuring Activities”, as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2) Transformation program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
(3) GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
(4) Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(5) Consists of adjustments related to: (i) net periodic pension costs other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) deconsolidation of subsidiaries, (v) settlement of tax indemnification, (vi) other nonoperating expenses and (vii) remeasurement of warrant to fair value. See Note 14. “Nonoperating expense, net” for further information on these adjustments.
(6) Consists primarily of adjustments related to gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations.

The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	March 31, 2026	December 31, 2025
Germany	26%	25%
United States	25%	27%
Tangible long-lived assets in Ireland, the Company’s country of domicile, represented less than 1% of total tangible long-lived assets as of March 31, 2026 and December 31, 2025.
14. NONOPERATING EXPENSE, NET
The following table sets forth the components of nonoperating expense, net:

	Three Months Ended March 31,
(in millions)	2026	2025
Remeasurement of warrant to fair value (Note 8)	$—	$(46.1)
Write-off of unamortized debt discount and debt issuance costs (Note 7)	—	(10.3)
Factoring fees	(2.0)	(2.8)
Net periodic pension benefit, other than service cost	1.3	0.9
Earnings from equity method investments	1.2	1.1
Income from transition services agreement	—	2.8
Settlement of tax indemnification	0.5	(4.1)
Other	(1.0)	(0.3)
Nonoperating expense, net	$—	$(58.8)
15. COMMITMENTS AND CONTINGENCIES
The Company is subject to litigation and other claims in the ordinary course of business. As of March 31, 2026, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters. Further, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on the business, financial position, cash flows or results of operations.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2025	$(2.2)	$(18.9)	$(10.9)	$(32.0)
Foreign currency adjustments:
Foreign currency translation adjustments	(3.1)	—	—	(3.1)
Net investment hedges	(10.0)	—	—	(10.0)
Cash flow hedges, net of tax of $—	—	—	19.9	19.9
Balance as of March 31, 2026	$(15.3)	$(18.9)	$9.0	$(25.2)

Balance as of December 31, 2024	$(16.0)	$(18.6)	$(3.1)	$(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	(8.3)	—	—	(8.3)
Net investment hedges	6.0	—	—	6.0
Cash flow hedges, net of tax of $—	—	—	(8.9)	(8.9)
Balance as of March 31, 2025	$(18.3)	$(18.6)	$(12.0)	$(48.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto. In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on management’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating to growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies and the expected outcome or impact of pending or threatened legal, regulatory or tax are forward-looking statements.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q, including, among other things:
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
This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading Part II, Item 1A. Risk Factors and should be carefully considered, together with other information in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC, before making an investment decision regarding our ordinary shares.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
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
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East, Africa and South Asia; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 82% of our revenue for the three months ended March 31, 2026. Our Intelligence subscription revenue for the three months ended March 31, 2026 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 104%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.
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
Initial Public Offering
On July 24, 2025, we completed our IPO, in which we issued and sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. We received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The aggregate net proceeds were used to repay a portion of our outstanding borrowings. See Note 1. “Organization” and Note 7. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
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
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 7. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.

2026 Restructuring
In February 2026, we approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $70 million to $80 million by the end of fiscal year 2026. The 2026 Program is intended to further reduce costs primarily within selling, general and administrative expenses. We expect to incur total pre-tax restructuring charges of approximately $65 million to $75 million, the substantial majority of which would result in cash expenditures. We expect that execution of the 2026 Program will occur primarily in the first half of 2026, subject to local laws and consultation requirements.
2025 Segment Recast
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East, Africa and South Asia
•    APAC, which includes Asia and the western Pacific region
Beginning in 2026, the South Asia region formerly included in the APAC reportable segment is now managed as part of the EMEA reportable segment. Additionally, Global Services & Other revenues and expenses formerly included in the EMEA reportable segment is now managed as part of the respective reportable segment based on geography of service. Segment results have been adjusted retrospectively to reflect these changes.
Financial Highlights
This summary unaudited condensed consolidated financial data (as reported) provides highlights from the results of operations that follows.

			Revenue as a percentage of total
	Three Months Ended March 31,		%	%
(in millions)	2026	2025	2026	2025
Revenue by segment:
Americas revenue	$432.2	$380.6	40.3%	39.4%
EMEA revenue	487.3	430.5	45.4%	44.6%
APAC revenue	153.2	154.8	14.3%	16.0%
Total Revenue	$1,072.7	$965.9
Revenue by product groupings:
Intelligence revenue	$884.0	$797.4	82.4%	82.6%
Activation revenue	188.7	168.5	17.6%	17.4%
Total Revenue	$1,072.7	$965.9

Factors Affecting Results of Operations
The following factors, among others described herein, have been important to our business, and we expect them to continue to impact our results of operations and financial condition in future periods:
•Sale of Netquest. On December 17, 2024, we entered into an agreement to sell our ownership interest in Netquest, a provider of panels primarily located in Europe acquired through the GfK Combination. On February 3, 2025, we completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The proceeds were primarily used to repay outstanding borrowings on the Revolver. See Note 3. “Disposals” in the notes to the unaudited condensed consolidated financial statements for additional information.

•Debt Refinancing. On January 24, 2025, the Credit Agreement was amended to reduce the interest rate spreads on the USD Term Loan and EUR Term Loan to 350 basis points. We expect that this repricing will generate approximately $62 million of annual interest expense savings. Additionally, on July 11, 2025, the Credit Agreement was further amended to reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points. Subsequently, on August 12, 2025, the Credit Agreement was most recently amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels and (c) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. We expect that these combined amendments will generate approximately $100 million of annual interest expense savings. Since the third quarter of 2025, we have maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 225 and 275 basis points for the USD Term Loan and EUR Term Loan, respectively. We expect that these reductions will generate approximately $9 million of annual interest expense savings.
•2026 Restructuring. In February 2026, we approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $70 million to $80 million by the end of fiscal year 2026. We expect to incur total pre-tax restructuring charges of approximately $65 million to $75 million, the substantial majority of which would result in cash expenditures.
Outside of the factors described above, the Factors Affecting Results of Operations have remained materially unchanged from those events disclosed as of December 31, 2025 in the audited consolidated financial statements.
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
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value, and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the three months ended March 31, 2026 and March 31, 2025 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our clients.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Intelligence Subscription Revenue	$2,934	$2,707
Intelligence Subscription Revenue Growth (%)	5.9%	7.3%

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

	Three Months Ended March 31,
	2026	2025
NDR for Intelligence Subscription Revenue	104%	105%
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

	Three Months Ended March 31,
	2026	2025
GDR for Intelligence Subscription Revenue	99%	98%
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
Cost of revenues (excluding depreciation and amortization)
Cost of revenues primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 4. “Revenue” of our notes to the unaudited condensed consolidated financial statements.)
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
Foreign currency exchange gain, net
Foreign currency exchange gain, net primarily relates to debt obligations denominated in a currency other than an entity’s functional currency as well as the impact of foreign exchange hedges.
Nonoperating expense, net
Nonoperating expense, net primarily includes costs associated with remeasurement of warrant to fair value prior to equity reclassification, write-off of unamortized debt discount and debt issuance costs, costs associated with our factoring program, components of net periodic pension benefit other than service cost, income from transition services agreement and settlement of tax indemnification.
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

Results of Operations
For the three months ended March 31, 2026 and 2025, our results of operations were as follows:

			Change
	Three Months Ended March 31,		2026 vs. 2025
(in millions)	2026	2025	$	%
Revenues	$1,072.7	$965.9	$106.8	11.1%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	475.0	430.8	44.2	10.3%
Selling, general and administrative expenses	396.1	371.7	24.4	6.6%
Depreciation and amortization	153.7	148.5	5.2	3.5%
Impairment of long-lived assets	—	0.7	(0.7)	n/m
Restructuring, net	64.9	4.6	60.3	n/m
Other operating income, net	(6.8)	(6.1)	(0.7)	11.5%
Total operating expenses	1,082.9	950.2	132.7	14.0%
Operating (loss) income	(10.2)	15.7	(25.9)	(165.0)%
Interest expense, net	(58.5)	(83.5)	25.0	(29.9)%
Foreign currency exchange gain, net	5.6	32.0	(26.4)	(82.5)%
Nonoperating expense, net	—	(58.8)	58.8	n/m
Loss before income taxes	(63.1)	(94.6)	31.5	33.3%
Income tax expense	(25.6)	(23.3)	(2.3)	9.9%
Net loss	(88.7)	(117.9)	29.2	24.8%
Less: Net income attributable to noncontrolling interests	1.4	1.9	(0.5)	(26.3)%
Net loss attributable to NIQ	$(90.1)	$(119.8)	$29.7	24.8%
Revenues
Revenues increased $106.8 million, or 11.1%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, reflecting solid growth across the Americas and EMEA regions, partially offset by softer performance in APAC. Growth in the quarter was driven primarily by expansion across the existing client base and increased service delivery, with pricing strategy providing meaningful contribution. Intelligence performance benefited from broader coverage, increased service driven by enhanced granularity across offerings, while Activation growth was supported by expansion across solutions, higher volumes and scope of services delivered.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $44.2 million, or 10.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by expanded retail data engagements centered around investments into expanded coverage, granularity and panel expansion, as well as increased variable spend directly tied to increased revenue volume.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $24.4 million, or 6.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was due primarily to inflationary costs and increased personnel costs to support the growing business.
Depreciation and amortization
Depreciation and amortization increased $5.2 million, or 3.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in amortization for internally developed software for the same periods.
Impairment of long-lived assets
Impairment of long-lived assets decreased $0.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease is driven by the impairment of operating lease right-of-use assets during the three months ended March 31, 2025.

Restructuring, net
Restructuring, net increased $60.3 million, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in restructuring charges was driven by (i) the 2026 Program costs which include employee separation costs as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications as a result of Ms. Tracey Massey’s resignation from her position as Chief Operating Officer. See Note 11. “Restructuring Activities” in the notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net increased $0.7 million, or 11.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is primarily attributable to sublease income from our leasing arrangements.
Interest expense, net
Interest expense, net decreased $25.0 million, or 29.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See Note 7. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain, net
Foreign currency exchange gain, net decreased by $26.4 million to a net gain of $5.6 million for the three months ended March 31, 2026. The decrease was primarily driven by higher foreign currency losses related to the depreciation of the US Dollar against the Euro.
Nonoperating expense, net
Nonoperating expense, net decreased $58.8 million, or 100.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was driven by the remeasurement of warrant to fair value and write-off of debt issuance costs that occurred during the three months ended March 31, 2025.
Income tax expense
Income tax expense increased $2.3 million, a change of 9.9% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, the effective tax rate was (41)% and (25)%, respectively. The increase in our effective tax rate for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily driven by an increase in pre-tax book income and changes in jurisdictional earnings.
Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East, Africa and South Asia
•    APAC, which includes Asia and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the three months ended March 31, 2026 and 2025. Segment results have been adjusted retrospectively to reflect changes in the reportable segments. We evaluate segment operating performance using segment revenues and segment Adjusted EBITDA. See Note 13. “Reportable Segments” in the notes to unaudited condensed consolidated financial statements for additional information.
Americas

	Three Months Ended March 31,
(in millions)	2026	2025
Segment Revenues	$432.2	$380.6
Segment Adjusted EBITDA	122.5	108.2
Segment Adjusted EBITDA Margin %	28.3%	28.4%
Segment Revenues
Americas’ segment revenues increased by $51.6 million, or 13.6%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven primarily by strong retention, expansion revenue and increased service across the existing client base. Segment Intelligence revenue increased by $36.4 million due to strong retention complemented by value-based pricing, increased service driven by expanded coverage and granularity across product offerings. Segment Activation revenue increased by $15.2 million driven by expansion revenue, higher project demand and volume increases.

Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas’ segment Adjusted EBITDA increased by $14.3 million, or 13.2% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Segment Adjusted EBITDA Margin decreased by 0.1% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The change was primarily attributable to the increase in segment revenues for the three months ended March 31, 2026, offset by increased segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
EMEA

	Three Months Ended March 31,
(in millions)	2026	2025
Segment Revenues	$487.3	$430.5
Segment Adjusted EBITDA	155.2	125.2
Segment Adjusted EBITDA Margin %	31.8%	29.1%
Segment Revenues
EMEA segment revenues increased by $56.8 million, or 13.2%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by a combination value-based pricing and expansion of services across the existing client base. Segment Intelligence revenue increased $51.3 million, primarily reflecting the impact of value-based pricing, supplemented by expansion revenue and increased service driven by broader coverage and granularity. Segment Activation revenue increased $5.5 million driven by higher project demand and volume increases.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $30.0 million, or 24.0%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Segment Adjusted EBITDA Margin increased by 2.7% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The change was primarily attributable to the increase in segment revenues for the three months ended March 31, 2026, partially offset by increased segment costs, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
APAC

	Three Months Ended March 31,
(in millions)	2026	2025
Segment Revenues	$153.2	$154.8
Segment Adjusted EBITDA	34.8	31.6
Segment Adjusted EBITDA Margin %	22.7%	20.4%
Segment Revenues
APAC segment revenues decreased by $1.6 million, or 1.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven by reduced service and volume softness, partially offset by benefit of pricing actions and expansion across the region.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA increased by $3.2 million, or 10.1% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Segment Adjusted EBITDA Margin increased by 2.3% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily attributable to decreased segment costs for the three months ended March 31, 2026, which primarily include data acquisition, personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.
Non-GAAP Financial Measures
We present EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, segment Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Share, Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth in the tables below and elsewhere in this Quarterly Report on Form 10-Q as supplemental measures of our operating performance and liquidity. We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance. See “Segment Results” and Note 13. “Reportable Segments” in the notes to unaudited condensed consolidated financial statements for more additional information on segment Adjusted EBITDA.

Our financial statements are prepared and presented in accordance with U.S. GAAP. These non-GAAP financial measures are not presentations made in accordance with U.S. GAAP and should not be considered as an alternative to net income or loss, income or loss from operations, earnings or loss per share or any other performance measure prepared and presented in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our unaudited condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA is defined as net loss attributable to NIQ excluding interest expense, net, income tax expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for restructuring and other non-cash compensation expense, Transformation Program costs, GfK integration costs, acquisition and transaction related costs, impairment of long-lived assets, foreign currency exchange gain, net, nonoperating items, net, share-based compensation expense and other operating items, net. Specifically, Adjusted EBITDA allows for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Revenue. The following table shows EBITDA and Adjusted EBITDA for the periods presented, and the reconciliation to their most comparable U.S. GAAP measure, net loss attributable to NIQ, and net loss attributable to NIQ divided by Revenue, for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net loss attributable to NIQ	$(90.1)	$(119.8)
Interest expense, net	58.5	83.5
Income tax expense	25.6	23.3
Depreciation and amortization	153.7	148.5
EBITDA	147.7	135.5
2026 Program costs and other non-cash compensation expense(1)	65.5	—
Transformation Program costs(2)	8.5	5.6
GfK integration costs(3)	1.7	14.7
Acquisitions and transaction related costs(4)	3.8	5.4
Impairment of long-lived assets(5)	—	0.7
Foreign currency exchange gain, net(6)	(5.6)	(32.0)
Nonoperating items, net(7)	1.2	62.7
Share–based compensation expense(8)	1.9	1.3
Other operating items, net(9)	0.1	(5.2)
Adjusted EBITDA	$224.8	$188.7
Net loss attributable to NIQ divided by Revenue	(8.4)%	(12.4)%
Adjusted EBITDA Margin %	21.0%	19.5%
Adjusted EBITDA increased $36.1 million, or 19.1%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Adjusted EBITDA Margin increased 1.5% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by strong organic constant currency revenue growth as well as savings related to the Cost Efficiency Program.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
(3)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
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
(6)Foreign currency exchange gain, net primarily reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.

(7)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of warrant to fair value, write-off of unamortized debt discount and debt issuance costs, settlement of tax indemnification, factoring fees and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended March 31,
(in millions)	2026	2025
Nonoperating items, net	$1.2	$62.7
Net periodic pension benefit, other than service cost	(1.3)	(0.9)
Remeasurement of warrant to fair value	—	46.1
Write-off of unamortized debt discount and debt issuance costs	—	10.3
Settlement of tax indemnification	(0.5)	4.1
Factoring fees	2.0	2.8
Other	1.0	0.3
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

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in operating activities	$(63.6)	$(153.6)
Cash paid for capital expenditures	(59.6)	(62.7)
Free Cash Flow	$(123.2)	$(216.3)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash paid for interest	$58.1	$82.5
Free Cash Flow increased by $93.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due to improved profitability as evidenced by a higher Adjusted EBITDA and lower cash paid for interest as a result of the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See the “Condensed Consolidated Statements of Cash Flows” in the unaudited condensed consolidated financial statements for additional information.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share
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

The following tables show Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share, for the periods presented and the reconciliation to their most comparable GAAP measure, net loss attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Net loss attributable to NIQ	$(90.1)	$(119.8)
Adjustments to reconcile net loss attributable to NIQ
2026 Program costs and other non-cash compensation expense(1)	65.5	—
Transformation Program costs(2)	8.5	5.6
Amortization of certain intangible assets(3)	71.1	69.1
GfK integration costs(4)	1.7	14.7
Acquisitions and transaction related costs(5)	3.8	5.4
Impairment of long-lived assets(6)	—	0.7
Foreign currency exchange gain, net(7)	(5.6)	(32.0)
Nonoperating items, net(8)	(0.8)	59.9
Share-based compensation expense(9)	1.9	1.3
Other operating items, net(10)	0.1	(5.2)
Total Adjustments to net loss attributable to NIQ	$146.2	$119.5
Tax effect of above adjustments(11)	(12.7)	(4.2)
Adjusted Net Income (Loss) attributable to NIQ	$43.4	$(4.5)

Basic and diluted loss per share:
Loss attributable to NIQ	$(0.31)	$(0.49)

Weighted average basic and diluted NIQ ordinary shares outstanding	295,044,637	245,000,000

Basic and diluted Adjusted Net Income (loss) per share:
Income (loss) attributable to NIQ	$0.15	$(0.02)
Adjusted Net Income (Loss) attributable to NIQ increased $47.9 million, or 1,064.4%, for the three months ended March 31, 2026 compared to the prior corresponding period. The increase is primarily attributable to revenue growth, along with interest expense savings driven by debt repayments in connection with the IPO and subsequent post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest cost savings.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
(3)Amortization of certain intangible assets consists of amortization costs of intangible assets which were recorded as part of purchase accounting. We exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable, and the purchase price allocated to amortizable intangible assets is unique to each acquisition and can vary significantly from period to period and across companies. These costs are included in depreciation and amortization as part of the Condensed Consolidated Statements of Operations.
(4)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 11. “Restructuring Activities”.
(5)Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(6)Impairment of long-lived assets represents impairment charges for operating lease right-of-use assets, property, plant and equipment and definite-lived intangible assets.
(7)Foreign currency exchange gain, net reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.

(8)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of the warrant to fair value, write-off of unamortized debt discount and debt issuance costs, settlement of tax indemnification, and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended March 31,
(in millions)	2026	2025
Nonoperating items, net	$(0.8)	$59.9
Net periodic pension benefit, other than service cost	(1.3)	(0.9)
Remeasurement of warrant to fair value	—	46.1
Write-off of unamortized debt discount and debt issuance costs	—	10.3
Settlement of tax indemnification	(0.5)	4.1
Other	1.0	0.3
(9)Share-based compensation expense consists of non-cash expense.
(10)Other operating items, net primarily consists of gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the unaudited condensed consolidated statements of operations.
(11)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 46% and 110% for the three months ended March 31, 2026, and March 31, 2025, respectively. Our statutory rate is evaluated annually.
Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth
Organic Constant Currency Revenue Growth is calculated by dividing (a) our Revenues for the applicable period after (i) excluding the impact of acquisitions and similar transactions until the one-year anniversary of such acquisition or similar transaction, (ii) excluding the impact of divestitures and (iii) excluding the impact of foreign currency exchange rates by translating local currency results to U.S. dollars at current period exchange rates as compared to prior period exchange rates, by (b) our Revenues for the prior comparable period. We believe Organic Constant Currency Revenue Growth provides investors with useful supplemental information about our revenue growth to assist in understanding the growth attributable to our core business, excluding the impact of currency fluctuation given the significant variability in revenues that can be driven by foreign currency exchange rates.
The following tables present Organic Constant Currency Revenue Growth for the three months ended March 31, 2026 and 2025. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended March 31,			Growth/ (Decline)		Organic Constant Currency Revenue Growth
(in millions)	2026	2025	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$1,072.7	$965.9	11.1%	—%	(6.0)%	5.1%
Revenue by segment:
Americas revenue	432.2	380.6	13.6%	(0.4)%	(3.9)%	9.3%
EMEA revenue	487.3	430.5	13.2%	0.3%	(8.9)%	4.6%
APAC revenue	153.2	154.8	(1.0)%	—%	(2.6)%	(3.6)%

Consolidated Organic Constant Currency Revenues for the three months ended March 31, 2026 grew by 5.1% driven by strong renewal rates, higher pricing, new capabilities and solutions and new and higher growth markets.
Americas Organic Constant Currency Revenues for the three months ended March 31, 2026 grew by 9.3% due to strong renewal rates, expanded verticals and core services and cross selling new capabilities to existing clients.
EMEA Organic Constant Currency Revenue Growth for the three months ended March 31, 2026 grew by 4.6% driven by price, cross selling new capabilities to existing clients and high growth markets.
APAC Organic Constant Currency Revenue Growth for the three months ended March 31, 2026 decreased by 3.6% driven by reduced demand for services.

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations and capital expenditures. As of March 31, 2026, we had $747.5 million in available borrowing capacity under the Revolver, which combined with available cash of $362.3 million, provided liquidity of $1,109.8 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $56.3 million and $54.4 million of internally developed software costs for the three months ended March 31, 2026 and 2025, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term (12 months or less) and long-term liquidity requirements, including our debt services.
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
There have been no material changes to our debt structure since December 31, 2025. For debt related information, see Note 7. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
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
We were in compliance with all relevant covenants contained in the Credit Agreement as of March 31, 2026.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in operating activities	$(63.6)	$(153.6)
Net cash used in investing activities	(59.2)	(3.7)
Net cash (used in) provided by financing activities	(31.1)	170.1
Effect of exchange-rate changes on cash and cash equivalents	(2.6)	11.5
Net (decrease) increase in cash and cash equivalents	$(156.5)	$24.3
Operating Activities
For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, net cash used in operating activities decreased $90.0 million, primarily driven by a favorable decrease in net loss adjusted for non-cash items of $24.3 million and net movements in operating assets and liabilities of $65.7 million. Non-cash items include (i) an increase of $23.4 million in non-cash foreign currency exchange gains, net, (ii) an increase of $14.5 million in other operating activities, (iii) an increase of $10.2 million in share-based compensation, (iv) an increase of $5.2 million in depreciation and amortization and (v) an increase of $1.4 million in the provision for credit losses, partially offset by unfavorable movements in non-cash items including (i) a decrease of $46.1 million in the mark-to-market remeasurement of the Warrant liability, (ii) a decrease of $10.3 million in the write-off of unamortized debt discount and debt issuance costs, (iii) a decrease of $8.1 million in the amortization of debt discount and debt issuance costs and (iv) a decrease of $0.7 million in impairment of long-lived assets.

The net movements in operating assets and liabilities include (i) an increase of $148.0 million in accounts payable and other current liabilities primarily due to increased deferred revenue in the ordinary course of business and increased restructuring liabilities, (ii) an increase of $2.9 million in operating leases, net, partially offset by (i) a decrease of $67.6 million in trade and other receivable primarily due to increased revenue in the current period as compared to the prior period, (ii) a decrease of $14.0 million in prepaid expenses and other current assets and (iii) a decrease of $3.6 million in other noncurrent assets, net of noncurrent liabilities.
Investing Activities
For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, net cash used in investing activities increased $55.5 million, primarily driven by a decrease in disposal activity of $61.8 million related to the sale of Netquest in February 2025, partially offset by (i) an increase of $3.2 million in intangible asset expenditures primarily related to additions to internally developed software cost and (ii) an increase of $3.2 million in other investing activities, net.
Financing Activities
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, net cash (used in) provided by financing activities decreased $201.2 million primarily driven by (i) lower net debt and other financing arrangement repayments of $20.7 million in the current period as compared to net debt and other financing arrangement proceeds of $158.3 million in the prior period, (ii) a decrease of $24.2 million in other financing activities, net, (iii) a decrease of $3.5 million in finance leases, partially offset by (i) lower dividends paid to noncontrolling interests of $3.0 million and (ii) a decrease of $2.5 million in debt issuance costs paid related to the 2025 debt refinancing.
Cash Requirements
As of March 31, 2026, we have cash requirements for long-term debt payments, leases and other liabilities. There have been no material changes to these obligations since December 31, 2025. For debt related information, see Note 7. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information. For commitment and contingency-related information, see Note 15. “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements for additional information.
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience, management’s judgment and input from other third parties from information available at the time. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as described in our 2025 Annual Report on Form 10-K. For additional information about our critical accounting estimates, see the disclosure included in our 2025 Annual Report on Form 10-K.
Recent Accounting Standards
See Note 2. “Summary of Significant Accounting Policies” in our notes to the unaudited condensed consolidated financial statements for a description of recently adopted and recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or foreign exchange rates. We may use certain derivative financial instruments, such as foreign currency and interest rate hedges, but only as a risk management tool and not for speculative or trading purposes. There have been no material changes to market risk since December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026, the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 as a result of the material weakness in internal control over financial reporting described below.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2025, we concluded that effective information technology (IT) general controls specifically related to user access controls for the general ledger system were not adequately maintained. Certain controls over provisioning and deprovisioning of users and periodic user access reviews were not designed or operating effectively. The user access controls were not performed with sufficient precision or oversight to ensure proper segregation of duties and appropriate restriction of user and privileged access. In addition, we did not design controls to independently review and monitor user access and approval limits for certain bank accounts to ensure access rights were appropriate and aligned with Company policies. These control deficiencies could have resulted in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies constitute material weaknesses in internal control over financial reporting as of December 31, 2025.

Remediation Plan for Material Weaknesses

We have designed and implemented certain enhancements to our internal control over financial reporting in response to previously reported material weaknesses. These enhancements have materially affected or are reasonably likely to materially affect our internal control over financial reporting, consistent with the disclosure requirements of Item(c) of Regulation S-K.

Remediation efforts include strengthened controls over user access provisioning, deprovisioning and review processes through formalized approvals, periodic access certifications and enhanced monitoring. We also continue to centralize and enhance controls over bank account access.
While we believe these efforts will improve internal controls and address the underlying causes, the material weaknesses will not be considered remediated until the enhanced controls have operated effectively for a sufficient period of time, and we have concluded, through testing, that they are operating effectively. We cannot provide assurance that the measures implemented to date, or those still being implemented, will be sufficient to remediate the material weaknesses on a timely basis or to prevent future material weaknesses in internal control over financial reporting. In addition, existing or new controls may become inadequate due to changes in business conditions.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts discussed above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II ‑ OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15. “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk and uncertainties described under “Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2025 Annual Report on Form 10-K and this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results. Our Risk Factors have remained materially unchanged from those disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporate by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
3.1	Memorandum and Articles of Association		S-1/A	N/A	7/22/2025
10.1†	Separation Agreement and Release, dated January 30, 2026 by and between Nielsen Consumer LLC and Tracey Ann Massey	X
31.1	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).	X
________________________________________________

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: May 14, 2026	/s/ Michael Burwell
Michael Burwell
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2026	/s/ Jamie Palm
Jamie Palm
Chief Accounting Officer
(Principal Accounting Officer)