Form 10-Q
period 2026-06-30
NIQ Global Intelligence plc
filed 2026-08-10
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes ☐ No ☒

As of August 5, 2026, there were 294,955,864 ordinary shares outstanding.

NIQ Global Intelligence plc
Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

i

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NIQ Global Intelligence plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,124.2	$1,040.8	$2,196.9	$2,006.7

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	500.0	449.2	975.0	880.0
Selling, general and administrative expenses	401.3	403.1	797.4	774.8
Depreciation and amortization	154.5	153.8	308.2	302.3
Impairment of long-lived assets	0.3	0.4	0.3	1.1
Restructuring, net	8.7	0.4	73.6	5.0
Other operating income, net	(5.9)	(5.5)	(12.7)	(11.6)
Total operating expenses	1,058.9	1,001.4	2,141.8	1,951.6
Operating income	65.3	39.4	55.1	55.1
Interest expense, net	(55.1)	(95.2)	(113.6)	(178.7)
Foreign currency exchange gain, net	0.7	57.4	6.3	89.4
Nonoperating (expense) income, net	(1.5)	21.4	(1.5)	(37.4)
Income (loss) before income taxes	9.4	23.0	(53.7)	(71.6)
Income tax expense	(37.6)	(23.8)	(63.2)	(47.1)
Net loss	(28.2)	(0.8)	(116.9)	(118.7)
Less: Net income attributable to noncontrolling interests	2.3	1.9	3.7	3.8
Net loss attributable to NIQ	$(30.5)	$(2.7)	$(120.6)	$(122.5)

Basic and diluted earnings per share from:
Loss attributable to NIQ	$(0.10)	$(0.01)	$(0.41)	$(0.50)

Weighted average basic and diluted NIQ ordinary shares outstanding	295,062,857	245,000,000	295,053,798	245,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(28.2)	$(0.8)	$(116.9)	$(118.7)
Other comprehensive (loss) income:
Foreign currency translation adjustments	12.7	23.1	(0.4)	20.8
Defined benefit pension plan adjustments	(0.2)	(0.5)	(0.2)	(0.5)
Cash flow hedges	0.6	(5.9)	20.5	(14.8)
Total other comprehensive income	13.1	16.7	19.9	5.5
Total other comprehensive (loss) income	(15.1)	15.9	(97.0)	(113.2)
Less: Comprehensive income attributable to noncontrolling interests	2.3	1.9	3.7	3.8
Total other comprehensive (loss) income attributable to NIQ	$(17.4)	$14.0	$(100.7)	$(117.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$416.6	$518.8
Trade receivables, net	852.3	695.6
Other receivables	113.4	104.3
Prepaid expenses and other current assets	256.1	131.4
Total current assets	1,638.4	1,450.1
Property and equipment, net	179.9	208.2
Operating lease right-of-use assets	189.6	203.7
Intangible assets, net	2,013.1	2,191.4
Goodwill	2,405.2	2,431.7
Deferred income taxes	34.4	27.8
Other noncurrent assets	300.9	289.1
Total assets	$6,761.5	$6,802.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$196.1	$224.4
Accrued expenses	669.8	631.7
Deferred revenues	369.3	262.0
Short-term debt and current portion of long-term debt	100.6	107.5
Other current liabilities	172.9	177.5
Total current liabilities	1,508.7	1,403.1
Long-term debt	3,448.7	3,502.6
Operating lease liabilities	188.5	205.5
Deferred income taxes	128.1	123.4
Other noncurrent liabilities	340.0	341.8
Total liabilities	5,614.0	5,576.4
Commitments and contingencies (Note 16)
Shareholders' equity:
Ordinary shares; $0.00001 nominal value per share, 1,500,000,000 ordinary shares authorized, 294,955,864 and 295,000,000 ordinary shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred shares; $0.00001 nominal value per share, 150,000,000 preferred shares authorized, no shares issued and outstanding	—	—
Euro deferred shares; €1.00 nominal value per share, 25,000 Euro deferred shares authorized and issued, none outstanding	—	—
Paid-in capital	3,241.7	3,222.4
Accumulated deficit	(2,322.6)	(2,202.0)
Accumulated other comprehensive loss	(12.1)	(32.0)
Total NIQ shareholders' equity	907.0	988.4
Noncontrolling interests	240.5	237.2
Total shareholders' equity	1,147.5	1,225.6
Total liabilities and shareholders' equity	$6,761.5	$6,802.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except share data)

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	295,000,000	$—	—	$—	25,000	$—	$3,222.4	$(2,202.0)	$(32.0)	$988.4	$237.2	$1,225.6
Net (loss) income	—	—	—	—	—	—	—	(90.1)	—	(90.1)	1.4	(88.7)
Other comprehensive income	—	—	—	—	—	—	—	—	6.8	6.8	—	6.8
Vesting of restricted share units	115,271	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	11.5	—	—	11.5	—	11.5
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Other	—	—	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance as of March 31, 2026	295,115,271	—	—	—	25,000	—	3,233.2	(2,292.1)	(25.2)	915.9	238.6	1,154.5
Net (loss) income	—	—	—	—	—	—	—	(30.5)	—	(30.5)	2.3	(28.2)
Other comprehensive income	—	—	—	—	—	—	—	—	13.1	13.1	—	13.1
Vesting of restricted share units	29,119	—	—	—	—	—	—	—	—	—	—	—
Cancellation of ordinary shares	(188,526)	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	8.7	—	—	8.7	—	8.7
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2026	294,955,864	$—	—	$—	25,000	$—	$3,241.7	$(2,322.6)	$(12.1)	$907.0	$240.5	$1,147.5

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	245,000,000	$—	—	$—	—	$—	$1,946.1	$(1,848.7)	$(37.7)	$59.7	$238.9	$298.6
Net (loss) income	—	—	—	—	—	—	—	(119.8)	—	(119.8)	1.9	(117.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Share-based compensation	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2025	245,000,000	—	—	—	—	—	1,947.4	(1,968.5)	(48.9)	(70.0)	237.8	167.8
Net (loss) income	—	—	—	—	—	—	—	(2.7)	—	(2.7)	1.9	(0.8)
Other comprehensive income	—	—	—	—	—	—	—	—	16.7	16.7	—	16.7
Share-based compensation	—	—	—	—	—	—	1.5	—	—	1.5	—	1.5
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2025	245,000,000	$—	—	$—	—	$—	$1,948.9	$(1,971.2)	$(32.2)	$(54.5)	$239.3	$184.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(116.9)	$(118.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	308.2	302.3
Share-based compensation	20.2	2.8
Amortization of debt discount and debt issuance costs	14.0	29.3
Remeasurement of warrant to fair value	—	34.6
Impairment of long-lived assets	0.3	1.1
Provision for credit losses	2.8	2.3
Non-cash foreign currency exchange gain, net	—	(85.2)
Gain on deconsolidation of subsidiaries and related adjustments	—	(5.2)
Write-off of unamortized debt discount and debt issuance costs	—	10.3
Gain on disposal of business	—	(4.9)
Other operating activities, net	10.2	(7.2)
Changes in assets and liabilities:
Trade and other receivables, net	(182.2)	(94.4)
Prepaid expenses and other current assets	(96.3)	(120.8)
Accounts payable and other current liabilities	43.4	(136.5)
Deferred revenues	112.5	35.4
Operating leases, net	(3.4)	(4.4)
Other noncurrent assets and liabilities	(36.3)	(3.0)
Net cash provided by (used in) operating activities	76.5	(162.2)
Investing Activities:
Acquisition of business, net of cash acquired	(4.9)	—
Payment for asset acquisition	—	(11.3)
Proceeds from sale of business, net of cash disposed	—	67.7
Additions to property and equipment	(8.1)	(11.8)
Additions to intangible assets	(117.5)	(105.5)
Other investing activities, net	5.5	(5.8)
Net cash used in investing activities	(125.0)	(66.7)
Financing Activities:
Proceeds from debt and other financing arrangements	145.9	810.3
Repayments of debt and other financing arrangements	(173.9)	(600.6)
Debt issuance costs paid	—	(2.5)
Payments of deferred offering costs	—	(2.2)
Finance leases	(16.0)	(7.8)
Cash dividends paid to noncontrolling interests	(0.4)	(3.4)
Other financing activities, net	(1.3)	10.5
Net cash (used in) provided by financing activities	(45.7)	204.3
Effect of exchange-rate changes on cash and cash equivalents	(8.0)	20.3
Net decrease in cash and cash equivalents	(102.2)	(4.3)
Cash and cash equivalents at beginning of period	518.8	266.2
Cash and cash equivalents at end of period	$416.6	$261.9

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$113.1	$167.5
Cash paid for income taxes, net of refunds received	$58.2	$60.2

Supplemental Disclosures of Non-Cash Items:
Capital expenditures in accounts payable	$2.8	$7.3

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
Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above in Note 1. “Organization”, the accompanying financial statements have been recast to reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including the Dutch Holdings and the AI PAVE Entities, as a transaction between entities under common control. The recast presentation is effective for the financial statements as of and for the earliest period presented. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described in our Annual Report on Form 10-K), the Company has assessed the impact to the condensed consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.

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
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2026.
The unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated annual financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2025. See the audited consolidated annual financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K for the incremental tax disclosures required under this ASU.
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

4. DISPOSALS
Deconsolidation of Russian Entities
The evolving regulatory environment in Russia, including economic sanctions from the United States, European Union and other governments as well as a series of local laws issued in Russia, impacted the Company’s operations in Russia. As a result, the Company experienced significantly reduced communication with operations in Russia, and the Russian operations disconnected from the Company’s central systems. Although the Company continues to be the record holder of the shares in subsidiaries that operate in Russia, these subsidiaries are overseen solely by management within Russia without day-to-day or other supervision by the Company. While those subsidiaries continue to operate independently in Russia, the Company does not have the power to direct the activities that most significantly impact the economic performance of the Russia operations. As a result, the Company determined that it no longer exercised control over these entities and deconsolidated its Russia businesses in the second and third quarters of 2024. During the three and six months ended June 30, 2025, a gain of $5.2 million was included in nonoperating (expense) income, net related to certain adjustments following the deconsolidation. No adjustment related to the deconsolidation was recognized during the three and six months ended June 30, 2026.
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company received an additional €5.0 million (equivalent to approximately $5.9 million USD) in May 2025, related to the settlement of escrow. The Company recognized a $0.7 million loss during the three months ended June 30, 2025, related to certain closing adjustments, and a net gain from the sale of $4.9 million, after related transaction costs, during the six months ended June 30, 2025, which is recorded within selling, general and administrative expenses.
The sale of Netquest did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore did not meet the criteria to be classified as discontinued operations. The Netquest business was reported within the EMEA reportable segment prior to the sale.
5. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to clients globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. Segment results have been adjusted retrospectively as a result of the Company reorganizing its segments as further discussed in Note 14. “Reportable Segments”. NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. No single client accounted for more than 5% of NIQ’s revenues for the three and six months ended June 30, 2026 and 2025.
The following table disaggregates revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Americas	$455.1	$406.0	$887.3	$786.6
EMEA	507.8	476.9	995.1	907.4
APAC	161.3	157.9	314.5	312.7
Total revenues	$1,124.2	$1,040.8	$2,196.9	$2,006.7
The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Major product offerings
Intelligence	$905.3	$841.6	$1,789.3	$1,639.0
Activation	218.9	199.2	407.6	367.7
Total revenues	$1,124.2	$1,040.8	$2,196.9	$2,006.7

Timing of revenue recognition
Data and services transferred over time	$976.7	$855.4	$1,885.9	$1,662.7
Data and services transferred at a point in time	147.5	185.4	311.0	344.0
Total revenues	$1,124.2	$1,040.8	$2,196.9	$2,006.7
Revenues in the United States represented approximately 24% of total revenues for the three and six months ended June 30, 2026 and 2025. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in Ireland, the Company’s country of domicile, represented approximately 1% of total revenues for the three and six months ended June 30, 2026 and 2025.

At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its clients and when the client pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a client that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At June 30, 2026 and December 31, 2025, $230.1 million and $133.9 million, respectively, of contract assets were recorded as a component of trade receivables, net in the unaudited condensed consolidated balance sheets.
Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from clients for which revenue is recognized when the performance obligation is satisfied and control is transferred to the client. At December 31, 2025, $262.0 million of deferred revenues were recorded in the unaudited condensed consolidated balance sheets, of which substantially all was recognized as revenue during the six months ended June 30, 2026. At June 30, 2026, the balance of deferred revenues was $369.3 million.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2026 as well as amounts not yet invoiced to clients as of June 30, 2026, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination for convenience clause.
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. The Company expects to recognize revenue related to these performance obligations as follows:

Year Ending December 31,	(in millions)
Remainder of 2026	$530.7
2027	680.2
2028	375.3
Thereafter	186.7
Total	$1,772.9
6. GOODWILL
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	Total
Balance at December 31, 2025	$669.5	$1,221.8	$540.4	$2,431.7
Reporting unit reassignment(1)	—	98.0	(98.0)	—
Foreign currency exchange rate changes	10.8	(32.0)	(5.3)	(26.5)
Balance at June 30, 2026	$680.3	$1,287.8	$437.1	$2,405.2
(1) Represents the reassignment of goodwill as a result of the Company reorganizing its segments as further discussed in Note 14. “Reportable Segments”.
7. SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific client circumstances and reasonable and supportable forecasts of future economic conditions. As of June 30, 2026 and December 31, 2025, the allowance for expected credit losses was $12.5 million and $11.2 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $0.3 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively.
The Company has a program in which trade receivables are sold to third parties. On March 25, 2026, the Company amended its existing factoring agreement to increase the available capacity under the program from €270.0 million to €300.0 million (equivalent to approximately $342.7 million USD as of June 30, 2026), with the underlying transactions accounted for as true sales, without recourse. In instances where the underlying sales transaction has not yet met the criteria for revenue recognition, the transfer is accounted for as a sale of future revenues. The proceeds received for the sale of future revenues are recorded within short-term debt and current portion of long-term debt in the unaudited condensed consolidated balance sheets. The Company maintains servicing responsibilities for the majority of the receivables sold during the year, for which the related costs are not significant.

As of June 30, 2026 and December 31, 2025, $200.9 million and $193.9 million, respectively, of previously sold receivables remained outstanding. The Company recorded costs associated with the factoring program in nonoperating (expense) income, net, primarily representing administrative and financing costs which totaled $3.1 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $5.1 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company recorded a liability for its financing obligation under the program of $34.6 million and $51.4 million as of June 30, 2026 and December 31, 2025, respectively. The proceeds from the sales are reported as operating activities in the unaudited condensed consolidated statements of cash flows and totaled $803.2 million and $717.7 million for the six months ended June 30, 2026 and 2025, respectively.
Prepaid expenses and other current assets consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Prepaid expenses	$199.6	$112.9
Derivative assets (Note 9)	33.1	8.1
Other	23.4	10.4
	$256.1	$131.4
Other noncurrent assets consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Equity method investments	$59.5	$59.7
Defined benefit plan assets	56.5	55.7
Cost method investments	45.0	45.1
Prepaid expenses	14.0	10.9
Debt issuance costs	5.1	6.5
Other	120.8	111.2
	$300.9	$289.1
Accrued expenses consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Data and professional services	$269.8	$216.9
Payroll and benefit costs	207.4	257.6
Accrued income taxes	75.9	58.5
Restructuring liabilities (Note 12)	58.7	51.7
Other	58.0	47.0
	$669.8	$631.7
Other current liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Operating lease liabilities	$58.2	$58.7
Short-term deferred consideration	14.5	10.1
Derivative liabilities (Note 9)	1.4	30.1
Other	98.8	78.6
	$172.9	$177.5
Other noncurrent liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Defined benefit plan liabilities	$103.7	$105.5
Derivative liabilities (Note 9)	80.2	70.7
Long-term deferred consideration	18.9	19.2
Restructuring liabilities (Note 12)	4.3	1.4
Other	132.9	145.0
	$340.0	$341.8

8. DEBT
Term Loans and Revolver
The Company, through its subsidiaries, has a credit agreement (“the Credit Agreement”), comprising term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, the Company is party to the Dutch Security Agreement and has pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement).
2025 Debt Refinancing
On January 24, 2025, the Credit Agreement was amended to consolidate previous debt tranches into a single USD Term Loan (“USD Term Loan”) and a single EUR Term Loan (“EUR Term Loan”) (the “2025 Debt Refinancing”). The transaction resulted in a $10.3 million loss related to the write-off of unamortized debt discount and issuance costs, along with expense of $0.3 million for third-party legal fees. The Company recorded the loss in nonoperating (expense) income, net. The Revolver remains unchanged as a result of the January 24, 2025 amendment. The term loans mature on March 5, 2028 and require quarterly principal payments equal to 0.25% of the original principal. The respective terms of each debt arrangement are further described below.
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
In connection with both the July 11, 2025 and August 12, 2025 amendments, the Company recognized a combined loss of $24.7 million, which included $16.1 million for the write-off of unamortized discount and $8.6 million for the write-off of unamortized debt issuance costs, along with expense of $1.3 million for third-party legal fees. The amounts associated with the write-off were included in nonoperating (expense) income, net.
The following table sets forth the Company’s outstanding indebtedness as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
USD Term Loan, less unamortized discount of $54.5 and $60.8, respectively	$2,187.2	$2,192.2
EUR Term Loan, less unamortized discount of $24.7 and $28.3, respectively	1,271.7	1,304.8
Revolver	—	—
Other debt	30.5	33.1
Total debt	3,489.4	3,530.1
Finance leases	62.0	69.7
Other financing obligations	34.6	51.4
Total debt, finance leases and other financing obligations	3,586.0	3,651.2
Less: Unamortized debt issuance costs	(36.7)	(41.1)
Less: Short-term debt and current portion of long-term debt	(100.6)	(107.5)
Total long-term debt	$3,448.7	$3,502.6

USD Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 USD Term Loan, 2023 USD Term Loan and 2023 Liquidity Term Loan into the USD Term Loan. At the time of the amendment the loans had an aggregate principal balance of $2,263.4 million. Immediately following the 2025 Debt Refinancing, the USD Term Loan had a principal balance of $2,270.0 million. On July 11, 2025 and August 12, 2025, the Credit Agreement was subsequently amended. Refer to the 2025 Debt Refinancing section above for further details. Since the third quarter of 2025, the Company has maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 225 basis points.
At June 30, 2026 and December 31, 2025, the interest rate for the USD Term Loan was approximately 5.9% and 6.2%, respectively.
EUR Term Loan
On January 24, 2025, the Credit Agreement was amended to consolidate the outstanding 2021 EUR Term Loan and 2023 EUR Term Loan into the EUR Term Loan. At the time of the amendment the loans had an aggregate principal balance of €1,388.5 million (equivalent to approximately $1,459.3 million USD). Immediately following the 2025 Debt Refinancing, the EUR Term Loan had a principal balance of €1,390.0 million (equivalent to approximately $1,460.9 million USD). On July 11, 2025 and August 12, 2025, the Credit Agreement was subsequently amended. Refer to the 2025 Debt Refinancing section above for further details. Since the third quarter of 2025, the Company has maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 275 basis points.
At June 30, 2026 and December 31, 2025, the interest rate for the EUR Term Loan was approximately 4.7%.
Revolver
On March 5, 2021, the Company entered into a revolving facility. The maximum borrowing capacity was $350.0 million at the commencement of the facility, with the capacity being increased through subsequent amendments to the Credit Agreement. At the commencement of the Credit Agreement, the Revolver had a maturity date of March 5, 2026. The commitment fee is 25 to 50 basis points dependent on certain ratio levels. Borrowings are subject to an interest rate spread of 325 to 375 basis points dependent on certain ratio levels. On August 31, 2022, the Credit Agreement was amended to replace LIBOR with term SOFR for borrowings denominated in U.S. dollars. On June 28, 2024, the Credit Agreement was amended to extend the maturity date of the Revolver to March 5, 2028. On July 11, 2025 and August 12, 2025, the Credit Agreement was subsequently amended. Refer to the 2025 Debt Refinancing section above for further details.
At June 30, 2026 and December 31, 2025, the maximum and available borrowing capacity under the Revolver was $747.5 million due to no outstanding borrowings on the Revolver reduced by an outstanding letter of credit with the lender as of the reported dates.
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
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of June 30, 2026.
Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
Remainder of 2026	$40.6
2027	23.2
2028	22.9
2029	22.9
2030	3,459.0
Thereafter	—
Total payments on debt	3,568.6
Unamortized debt discounts	(79.2)
Total debt	$3,489.4
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans of $2.5 million for the three months ended March 31, 2025 while no costs were incurred for the three months ended June 30, 2025. The Company did not incur such costs for the three and six months ended June 30, 2026

As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs associated with the Company’s term loans totaled $36.7 million and $41.1 million, respectively, and were presented as a reduction of debt in the unaudited condensed consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $5.1 million and $6.5 million as of June 30, 2026 and December 31, 2025, respectively, and were presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
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
The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3. In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. At June 30, 2026 and December 31, 2025, equity method investments were $59.5 million and $59.7 million, respectively, and are included in other noncurrent assets in the unaudited condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, there were trade receivables of $3.6 million and $4.4 million, respectively, and trade payables of $2.4 million and $4.9 million, respectively, related to transactions with the Company’s largest equity method investment.
Excluding equity method investments, equity securities with a readily determinable fair value are recorded at fair value. Equity securities without a readily determinable fair value are recorded at cost less any impairment. At June 30, 2026 and December 31, 2025, the Company held $45.0 million and $45.1 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
The Company assessed the investments for indicators of impairment and concluded no such indicators exist.
Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,538.1	$3,536.9	$3,586.1	$3,599.5
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

The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings as a component of foreign currency exchange gain, net. In April 2025, the Company entered into foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which are not fully designated as hedges for accounting purposes. The foreign exchange forward contracts have expiration dates through May 2027.
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
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $0.5 million into earnings for the three months ended June 30, 2025, and gains of $0.3 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. No gains were reclassified into earnings during the three months ended June 30, 2026.
The following table sets forth the fair value amounts of derivatives presented in the unaudited condensed consolidated financial statements:

	June 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$8.7	$0.4	$0.4	$3.4
Cross-currency swaps	16.8	59.9	5.6	84.8
Foreign exchange forward contracts	1.7	1.1	0.2	1.4
	$27.2	$61.4	$6.2	$89.6

Derivatives designated as net investment hedges
Cross-currency swaps	$3.8	$20.0	$1.6	$10.5

Derivatives not designated as hedging instruments
Cross-currency swaps	$0.6	$—	$—	$—
Foreign exchange forward contracts	6.6	0.2	0.6	0.7
	$7.2	$0.2	$0.6	$0.7

Total derivatives	$38.2	$81.6	$8.4	$100.8

As reported in the Unaudited Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$33.1	$—	$8.1	$—
Other noncurrent assets	5.1	—	0.3	—
Other current liabilities	—	1.4	—	30.1
Other noncurrent liabilities	—	80.2	—	70.7
	$38.2	$81.6	$8.4	$100.8
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

The following tables present the gains (losses) on the Company’s interest rate contracts, cross-currency swaps and foreign exchange forward contracts:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Three Months Ended June 30, 2026:
Designated as cash flow hedges:
Interest rate contracts	$7.7	$0.1	$0.1	$7.7
Cross-currency swaps	0.7	16.5	16.0	1.2
Foreign exchange forward contracts	0.6	—	(0.1)	0.7

Designated as net investment hedges:
Cross-currency swaps	$(18.5)	$3.1	$—	$(15.4)

Three Months Ended June 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$(7.5)	$—	$(1.0)	$(6.5)
Cross-currency swaps	(4.5)	(43.7)	(37.5)	(10.7)
Foreign exchange forward contracts	—	(0.7)	—	(0.7)

Designated as net investment hedges:
Cross-currency swaps	$4.1	$(6.6)	$—	$(2.5)

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Six Months Ended June 30, 2026:
Designated as cash flow hedges:
Interest rate contracts	$(3.2)	$8.4	$(2.5)	$7.7
Cross-currency swaps	(6.6)	45.1	37.3	1.2
Foreign exchange forward contracts	(1.1)	1.6	(0.2)	0.7

Designated as net investment hedges:
Cross-currency swaps	$(8.5)	$(6.9)	$—	$(15.4)

Six Months Ended June 30, 2025
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.2	$7.5	$(6.5)
Cross-currency swaps	(3.9)	(74.8)	(68.0)	(10.7)
Foreign exchange forward contracts	—	(0.7)	—	(0.7)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$(0.6)	$—	$(2.5)
The following table presents amounts recognized in foreign currency exchange gain, net on the Company’s derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Cross-currency swaps	$1.4	$—	$0.6	$—
Foreign exchange forward contracts	2.7	(4.7)	8.6	(4.7)
Total	$4.1	$(4.7)	$9.2	$(4.7)

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
At initial recognition, the Warrant was recorded at fair value and classified as a liability due to a contingent repurchase feature triggered by a change of control event, including an IPO. The liability was remeasured at each reporting date using the Black-Scholes valuation model, with changes in the fair value recorded as a component of nonoperating (expense) income, net. The valuation incorporated unobservable inputs, qualifying the Warrant as a Level 3 instrument under the fair value hierarchy.
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
The following table presents a reconciliation of the liability-classified Warrant prior to reclassification to equity:

(in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Balance at beginning of period	$237.5	$191.4
Change in fair value	(11.5)	34.6
Balance at end of period	$226.0	$226.0
The level 3 fair value inputs used in the valuation of the liability-classified Warrant were as follows:

June 30, 2025
Volatility	32.4%
Risk-free rate	4.6%
Discount for lack of marketability	7.5%
Term (in years)	15.7
10. EARNINGS PER SHARE
Basic loss per share is computed by dividing the net loss attributable to NIQ by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by giving effect to all potential weighted-average dilutive ordinary stock equivalents, which consist of the Company’s Warrant, restricted share units (“RSUs”), phantom awards (“Phantom Awards”) and performance share units (“PSUs”), using the treasury stock method. PSUs and performance-based Phantom Awards, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met. For the three and six months ended June 30, 2026 and 2025, the Company had no potentially dilutive shares, as the inclusion of such instruments would have been antidilutive (i.e., would have increased income per share or decreased loss per share). Accordingly, they are excluded from the diluted earnings per share calculation.
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

The following table sets forth the computation of basic and diluted loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(28.2)	$(0.8)	$(116.9)	$(118.7)
Less: Net income attributable to noncontrolling interests	2.3	1.9	3.7	3.8
Net loss attributable to NIQ	$(30.5)	$(2.7)	(120.6)	(122.5)

Denominator:
Weighted average basic and diluted NIQ ordinary shares outstanding	295,062,857	245,000,000	295,053,798	245,000,000

Basic and diluted loss per share from:
Net loss attributable to NIQ	$(0.10)	$(0.01)	$(0.41)	$(0.50)

Antidilutive securities excluded from the calculation of diluted earnings per share
Warrant	17,725,122	17,725,122	17,725,122	17,725,122
RSUs	4,622,533	—	4,622,533	—
PSUs	2,507,393	—	2,507,393	—
Phantom Awards	1,383,609	—	1,383,609	—
Total excluded antidilutive securities	26,238,657	17,725,122	26,238,657	17,725,122
See Note 16. “Share-based compensation” to the consolidated financial statements within the Company’s 2025 Annual Report on Form 10-K for a description of the terms and conditions of previously granted awards.
During the three and six months ended June 30, 2026, additional time-based RSUs were granted with terms and conditions substantially similar to those granted during 2025. Additional performance-based awards were also granted. The PSUs and performance‑based Phantom Awards vest based on cumulative performance over a three‑year period, with payouts ranging from 50% to 200% of target depending on achievement of Adjusted earnings per share, revenue and free cash flow targets. Targets have not yet been achieved.
11. INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate was 404% and 103%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by changes in jurisdictional earnings offset by current year benefit in uncertain tax positions.
For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was (118)% and (66)%, respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by changes in jurisdictional earnings offset by prior year refunds.

12. RESTRUCTURING ACTIVITIES
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
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	2026 Program	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2025	$—	$8.5	$44.6	$53.1
Charges (credits)	56.0	(0.3)	(0.3)	55.4
Payments	(8.1)	(3.0)	(17.4)	(28.5)
Other adjustments	(0.5)	(0.1)	(0.3)	(0.9)
Balance as of March 31, 2026	47.4	5.1	26.6	79.1
Charges (credits)	13.6	(0.2)	(4.7)	8.7
Payments	(12.2)	(1.2)	(11.0)	(24.4)
Other adjustments	(0.2)	(0.1)	(0.1)	(0.4)
Balance as of June 30, 2026	$48.6	$3.6	$10.8	$63.0
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
In January 2026, Ms. Tracey Massey resigned from her position as Chief Operating Officer. As a result, for the six months ended June 30, 2026, the Company recognized incremental non‑cash compensation charges of $9.5 million in connection with her separation agreement. No incremental charges were recognized during the three months ended June 30, 2026. These charges, comprised of share-based compensation expense arising from award modifications, were recorded within restructuring costs in the unaudited condensed consolidated statements of operations.
13. PENSION AND OTHER POST-RETIREMENT BENEFITS
The following table presents the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$3.0	$3.2	$6.4	$5.2
Interest cost	4.5	7.0	10.2	12.2
Expected return on plan assets	(5.5)	(8.1)	(12.4)	(14.1)
Amortization of net gain	(0.1)	(0.2)	(0.2)	(0.3)
Net periodic pension cost	$1.9	$1.9	$4.0	$3.0
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $1.1 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, were presented as a component of nonoperating (expense) income, net.
14. REPORTABLE SEGMENTS
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
The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	Three Months Ended June 30,
	2026			2025
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$455.1	$507.8	$161.3	$406.0	$476.9	$157.9
Less:
Data acquisition costs	114.4	88.3	33.2	83.6	83.4	28.3
Other segment costs(1)	197.9	240.4	96.1	193.2	251.5	100.3
Segment Adjusted EBITDA	$142.8	$179.1	$32.0	$129.2	$142.0	$29.3

	Six Months Ended June 30,
	2026			2025
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$887.3	$995.1	$314.5	$786.6	$907.4	$312.7
Less:
Data acquisition costs	224.8	171.9	60.8	169.7	160.5	55.3
Other segment costs(1)	397.2	488.9	186.9	379.5	479.7	196.5
Segment Adjusted EBITDA	$265.3	$334.3	$66.8	$237.4	$267.2	$60.9
(1) Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.

The following table reconciles Adjusted EBITDA by segment to (loss) income before income taxes, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA by segment
Americas	$142.8	$129.2	$265.3	$237.4
EMEA	179.1	142.0	334.3	267.2
APAC	32.0	29.3	66.8	60.9
Total segment Adjusted EBITDA	353.9	300.5	666.4	565.5
Adjustments to reconcile to income (loss) before income taxes:
Corporate expenses not allocated to segments	(92.0)	(85.6)	(179.7)	(161.9)
Depreciation and amortization	(154.5)	(153.8)	(308.2)	(302.3)
Interest expense, net	(55.1)	(95.2)	(113.6)	(178.7)
2026 Program costs and other non-cash compensation expense(1)	(15.0)	—	(80.5)	—
Transformation program costs(2)	(18.7)	(12.5)	(27.2)	(18.1)
GfK integration costs(3)	3.3	(1.9)	1.6	(16.6)
Acquisitions and transaction related costs(4)	(5.4)	(2.9)	(9.2)	(8.3)
Foreign currency exchange gain, net	0.7	57.4	6.3	89.4
Nonoperating items, net(5)	(5.7)	17.8	(6.9)	(44.9)
Share-based compensation expense	(8.8)	(1.5)	(10.7)	(2.8)
Impairment of long-lived assets	(0.3)	(0.4)	(0.3)	(1.1)
Net income attributable to noncontrolling interests	2.3	1.9	3.7	3.8
Other operating items, net(6)	4.7	(0.8)	4.6	4.4
Income (loss) before income taxes	$9.4	$23.0	$(53.7)	$(71.6)
(1) Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. “Restructuring Activities”, as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2) Transformation program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
(3) GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
(4) Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(5) Consists of adjustments related to: (i) net periodic pension costs other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) deconsolidation of subsidiaries, (v) settlement of tax indemnification, (vi) other nonoperating expenses and (vii) remeasurement of warrant to fair value. See Note 15. “Nonoperating expense, net” for further information on these adjustments.
(6) Consists primarily of adjustments related to gain/loss on sale of long-lived assets and gain/loss on settlement of asset retirement obligations.
The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	June 30, 2026	December 31, 2025
Germany	26%	25%
United States	26%	27%
Tangible long-lived assets in Ireland, the Company’s country of domicile, represented less than 1.0% of total tangible long-lived assets as of June 30, 2026 and December 31, 2025.

15. NONOPERATING EXPENSE, NET
The following table sets forth the components of nonoperating expense, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Deconsolidation of subsidiaries	$—	$5.2	$—	$5.2
Remeasurement of warrant to fair value (Note 9)	—	11.5	—	(34.6)
Write-off of unamortized debt discount and debt issuance costs (Note 8)	—	—	—	(10.3)
Factoring fees	(3.1)	(2.9)	(5.1)	(5.7)
Net periodic pension benefit, other than service cost	1.1	1.3	2.4	2.2
Earnings from equity method investments	2.0	1.2	3.2	2.3
Income from transition services agreement	2.2	2.4	2.2	5.2
Settlement of tax indemnification	(3.3)	(0.3)	(2.8)	(4.4)
Other	(0.4)	3.0	(1.4)	2.7
Nonoperating (expense) income, net	$(1.5)	$21.4	$(1.5)	$(37.4)
16. COMMITMENTS AND CONTINGENCIES
The Company is subject to litigation and other claims in the ordinary course of business. As of June 30, 2026, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters. Further, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on the business, financial position, cash flows or results of operations.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(2.2)	$(18.9)	$(10.9)	$(32.0)
Foreign currency adjustments:
Foreign currency translation adjustments	(3.1)	—	—	(3.1)
Net investment hedges	(10.0)	—	—	(10.0)
Cash flow hedges, net of tax of $—	—	—	19.9	19.9
Balance as of March 31, 2026	(15.3)	(18.9)	9.0	(25.2)
Foreign currency adjustments:
Foreign currency translation adjustments	9.6	—	—	9.6
Net investment hedges	3.1	—	—	3.1
Defined benefit plan adjustments, net of tax of $—	—	(0.2)	—	(0.2)
Cash flow hedges, net of tax of $—	—	—	0.6	0.6
Balance as of June 30, 2026	$(2.6)	$(19.1)	$9.6	$(12.1)

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance as of December 31, 2024	$(16.0)	$(18.6)	$(3.1)	$(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	(8.3)	—	—	(8.3)
Net investment hedges	6.0	—	—	6.0
Cash flow hedges, net of tax of $—	—	—	(8.9)	(8.9)
Balance as of March 31, 2025	(18.3)	(18.6)	(12.0)	(48.9)
Foreign currency adjustments:
Foreign currency translation adjustments	29.7	—	—	29.7
Net investment hedges	(6.6)	—	—	(6.6)
Defined benefit plan adjustments, net of tax of $0.2	—	(0.5)	—	(0.5)
Cash flow hedges, net of tax of $—	—	—	(5.9)	(5.9)
Balance as of June 30, 2025	$4.8	$(19.1)	$(17.9)	$(32.2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto. In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on management’s current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. For example, all statements we make relating to growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies and the expected outcome or impact of pending or threatened legal, regulatory or tax proceedings are forward-looking statements.
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
•our expectations regarding cost savings, restructuring charges, interest expense savings, liquidity and capital resources;
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
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East, Africa and South Asia; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% of our revenue for both the three and six months ended June 30, 2026. Our Intelligence subscription revenue for the six months ended June 30, 2026 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.
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
The remaining BRL190.0 million will be paid as follows: (i) BRL60.0 million upon the first anniversary of the closing, (ii) BRL60.0 million upon the second anniversary of the closing, (iii) BRL50.0 million upon the third anniversary of the closing, and (iv) BRL20.0 million following the sixth anniversary of the closing, subject to any ongoing claims for which M-Trix is held indemnifiable. Only the Holdback Amount will be subject to adjustment by the Interbank Deposit Certificate of Brazil (“CDI”).
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
2026 Restructuring
In February 2026, we approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $70 million to $80 million by the end of fiscal year 2026. The 2026 Program is intended to further reduce costs primarily within selling, general and administrative expenses. We expect to incur total pre-tax restructuring charges of approximately $65 million to $75 million, the substantial majority of which would result in cash expenditures. We completed substantially all of the planned actions under the 2026 Program during the first half of 2026.
2025 Segment Recast
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East, Africa and South Asia
•    APAC, which includes Asia and the western Pacific region
Beginning in 2026, the South Asia region formerly included in the APAC reportable segment is now managed as part of the EMEA reportable segment. Additionally, Global Services & Other revenues and expenses formerly included in the EMEA reportable segment are now managed as part of the respective reportable segment based on geography of service. Segment results have been adjusted retrospectively to reflect these changes.
YiMian Acquisition
On June 30, 2026, we completed the acquisition of YiMian, Flywheel’s China and Southeast Asia eCommerce Data & Insights business (“YiMian”), a leading provider of eCommerce, social commerce and digital shelf solutions for cash consideration of approximately CNY 33.5 million (equivalent to approximately $4.9 million USD). The transaction was accounted for as a business combination. As of June 30, 2026, the purchase price allocation is considered preliminary and is subject to change based on the final value of the net assets acquired.

Financial Highlights
This summary unaudited condensed consolidated financial data (as reported) provides highlights from the results of operations that follows.

			Revenue as a percentage of total
	Three Months Ended June 30,		%	%
(in millions)	2026	2025	2026	2025
Revenue by segment:
Americas revenue	$455.1	$406.0	40.5%	39.0%
EMEA revenue	507.8	476.9	45.2%	45.8%
APAC revenue	161.3	157.9	14.3%	15.2%
Total Revenue	$1,124.2	$1,040.8
Revenue by product groupings:
Intelligence revenue	$905.3	$841.6	80.5%	80.9%
Activation revenue	218.9	199.2	19.5%	19.1%
Total Revenue	$1,124.2	$1,040.8

			Revenue as a percentage of total
	Six Months Ended June 30,		%	%
(in millions)	2026	2025	2026	2025
Revenue by segment:
Americas revenue	$887.3	$786.6	40.4%	39.2%
EMEA revenue	995.1	907.4	45.3%	45.2%
APAC revenue	314.5	312.7	14.3%	15.6%
Total Revenue	$2,196.9	$2,006.7
Revenue by product groupings:
Intelligence revenue	$1,789.3	$1,639.0	81.4%	81.7%
Activation revenue	407.6	367.7	18.6%	18.3%
Total Revenue	$2,196.9	$2,006.7
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
•Debt Refinancing. On January 24, 2025, the Credit Agreement was amended to reduce the interest rate spreads on the USD Term Loan and EUR Term Loan to 350 basis points. We expect that this repricing will generate approximately $62 million of annual interest expense savings. Additionally, on July 11, 2025, the Credit Agreement was further amended to reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points. Subsequently, on August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels and (c) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. We expect that the July and August 2025 amendments will generate approximately $100 million of annual interest expense savings. Since the third quarter of 2025, we have maintained certain ratio levels in the Credit Agreement which continue to allow a reduced interest rate spread of 225 and 275 basis points for the USD Term Loan and EUR Term Loan, respectively. We expect that these reductions will generate approximately $9 million of annual interest expense savings.
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
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the six months ended June 30, 2026 and 2025 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our clients.
Intelligence Revenue is defined as revenue generated from our Intelligence solutions and Intelligence Subscription Revenue represents the underlying performance of our Intelligence subscription-based contracts. We believe Intelligence Subscription Revenue is useful to investors as a key indicator of the trajectory of our Intelligence Solutions performance. Intelligence Subscription Revenue growth is calculated at constant currency using consistent foreign exchange rates for the applicable periods presented. The following table summarizes our Annualized Intelligence Subscription Revenue for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Intelligence Subscription Revenue	$3,018	$2,772
Intelligence Subscription Revenue Growth (%)	5.8%	6.9%
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

	Six Months Ended June 30,
	2026	2025
NDR for Intelligence Subscription Revenue	105%	105%

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
Cost of revenues (excluding depreciation and amortization)
Cost of revenues (excluding depreciation and amortization) primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 5. “Revenue” of our notes to the unaudited condensed consolidated financial statements.)
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

Nonoperating (expense) income, net
Nonoperating (expense) income, net primarily includes costs associated with remeasurement of warrant to fair value prior to equity reclassification, write-off of unamortized debt discount and debt issuance costs, costs associated with our factoring program, components of net periodic pension benefit other than service cost, income from transition services agreement and settlement of tax indemnification.
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
Results of Operations
For the three months ended June 30, 2026 and 2025, our results of operations were as follows:

			Change
	Three Months Ended June 30,		2026 vs. 2025
(in millions)	2026	2025	$	%
Revenues	$1,124.2	$1,040.8	$83.4	8.0%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	500.0	449.2	50.8	11.3%
Selling, general and administrative expenses	401.3	403.1	(1.8)	(0.4)%
Depreciation and amortization	154.5	153.8	0.7	0.5%
Impairment of long-lived assets	0.3	0.4	(0.1)	(25.0)%
Restructuring, net	8.7	0.4	8.3	n/m
Other operating income, net	(5.9)	(5.5)	(0.4)	7.3%
Total operating expenses	1,058.9	1,001.4	57.5	5.7%
Operating income	65.3	39.4	25.9	65.7%
Interest expense, net	(55.1)	(95.2)	(40.1)	(42.1)%
Foreign currency exchange gain, net	0.7	57.4	(56.7)	(98.8)%
Nonoperating (expense) income, net	(1.5)	21.4	(22.9)	n/m
Income before income taxes	9.4	23.0	(13.6)	(59.1)%
Income tax expense	(37.6)	(23.8)	(13.8)	58.0%
Net loss	(28.2)	(0.8)	(27.4)	n/m
Less: Net income attributable to noncontrolling interests	2.3	1.9	0.4	21.1%
Net loss attributable to NIQ	$(30.5)	$(2.7)	$(27.8)	n/m

Revenues
Revenues increased $83.4 million, or 8.0%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily reflecting growth in the Americas and EMEA regions, driven by expansion across the existing client base, increased service delivery and pricing strategy initiatives. Intelligence revenues benefited from broader coverage and increased service driven by enhanced granularity across offerings, while Activation revenues increased due to expansion across solutions, higher volumes and a broader scope of services delivered.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $50.8 million, or 11.3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily driven by expanded retail data engagements centered around investments into expanded coverage, granularity and panel expansion, as well as increased variable spend directly tied to increased revenue volume.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.8 million, or 0.4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease primarily reflects lower spending across general and administrative activities due to continued focus on cost discipline.
Depreciation and amortization
Depreciation and amortization increased $0.7 million, or 0.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to routine changes in the underlying asset base.
Impairment of long-lived assets
Impairment of long-lived assets decreased $0.1 million for the three months ended June 30, 2026, remaining relatively stable as compared to the three months ended June 30, 2025.
Restructuring, net
Restructuring, net increased $8.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily driven by charges associated with the 2026 Program, including employee separation costs and investments to further streamline the organization through accelerated technology initiatives intended to improve efficiency, customer satisfaction, product innovation and productivity. Increases were partially offset by reversals related to prior restructuring programs. See Note 12. “Restructuring Activities” in the notes to the unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net increased $0.4 million, or 7.3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, remaining relatively stable period over period.
Interest expense, net
Interest expense, net decreased $40.1 million, or 42.1%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain, net
Foreign currency exchange gain, net decreased by $56.7 million, or 98.8%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to less favorable foreign currency movements, particularly between the US dollar and Euro, which resulted in lower remeasurement gains in the current year period.
Nonoperating (expense) income, net
Nonoperating (expense) income, net decreased $22.9 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily driven by the absence of (i) warrant fair value remeasurements and (ii) gains recognized in the prior year related to certain adjustments following the deconsolidation of our Russian subsidiaries.
Income tax expense
Income tax expense increased by $13.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, the effective tax rate was 404% and 103%, respectively. The increase in our effective tax rate was primarily driven by changes in jurisdictional earnings offset by current year benefit in uncertain tax positions.

For the six months ended June 30, 2026 and 2025, our results of operations were as follows:

				Change
	Six Months Ended June 30,			2026 vs. 2025
(in millions)	2026		2025	$	%
Revenues	$2,196.9		$2,006.7	$190.2	9.5%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	975.0		880.0	95.0	10.8%
Selling, general and administrative expenses	797.4		774.8	22.6	2.9%
Depreciation and amortization	308.2		302.3	5.9	2.0%
Impairment of long-lived assets	0.3	0	1.1	(0.8)	(72.7)%
Restructuring, net	73.6		5.0	68.6	n/m
Other operating income, net	(12.7)		(11.6)	(1.1)	9.5%
Total operating expenses	2,141.8		1,951.6	190.2	9.7%
Operating income	55.1		55.1	—	—%
Interest expense, net	(113.6)		(178.7)	(65.1)	(36.4)%
Foreign currency exchange gain, net	6.3		89.4	(83.1)	(93.0)%
Nonoperating expense, net	(1.5)		(37.4)	(35.9)	(96.0)%
Loss before income taxes	(53.7)		(71.6)	17.9	(25.0)%
Income tax expense	(63.2)		(47.1)	(16.1)	34.2%
Loss from continuing operations	(116.9)		(118.7)	1.8	(1.5)%
Net loss	(116.9)		(118.7)	1.8	(1.5)%
Less: Net income attributable to noncontrolling interests	3.7		3.8	(0.1)	(2.6)%
Net loss attributable to NIQ	$(120.6)		$(122.5)	$1.9	(1.6)%

Revenues
Revenues increased $190.2 million, or 9.5%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily reflecting growth in the Americas and EMEA regions, driven by expansion across the existing client base, increased service delivery and pricing strategy initiatives. Intelligence revenues benefited from broader coverage and increased service driven by enhanced granularity across offerings, while Activation revenues increased due to expansion across solutions, higher volumes and a broader scope of services delivered.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $95.0 million, or 10.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by expanded retail data engagements centered around investments into expanded coverage, granularity and panel expansion, as well as increased variable spend directly tied to increased revenue volume.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $22.6 million, or 2.9%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher personnel costs as we continue to invest in key focus areas such as panel, platform enhancements and AI.
Depreciation and amortization
Depreciation and amortization increased $5.9 million, or 2.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to higher amortization expense associated with internally developed software.
Impairment of long-lived assets
Impairment of long-lived assets decreased $0.8 million, or 72.7%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease is driven by the impairment of operating lease right-of-use assets during the six months ended June 30, 2025 which did not recur in the current period.

Restructuring, net
Restructuring, net increased $68.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by (i) charges associated with the 2026 Program, including employee separation costs and investments to further streamline the organization through accelerated technology initiatives intended to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications as a result of Ms. Tracey Massey’s resignation from her position as Chief Operating Officer. Increases were partially offset by reversals related to prior restructuring programs. See Note 12. “Restructuring Activities” in the notes to the unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net increased $1.1 million, or 9.5%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased income generated by the investments we hold in our joint ventures.
Interest expense, net
Interest expense, net decreased $65.1 million, or 36.4%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange gain, net
Foreign currency exchange gain, net decreased by $83.1 million, or 93.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to less favorable foreign currency movements, particularly between the US dollar and Euro, which resulted in lower remeasurement gains in the current year period.
Nonoperating (expense) income, net
Nonoperating expense, net decreased $35.9 million, or 96.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to the absence of losses recognized in the prior-year period related to warrant fair value remeasurement and the write-off of debt issuance costs. The decrease was partially offset by the absence of gains recognized in the prior-year period following the deconsolidation of the Company's Russian subsidiaries.
Income tax expense
Income tax expense increased $16.1 million, a change of 34.2% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the effective tax rate was (118)% and (66)%, respectively. The decrease in our effective tax rate was primarily driven by changes in jurisdictional earnings offset by prior year refunds.
Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East, Africa and South Asia
•    APAC, which includes Asia and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the three and six months ended June 30, 2026 and 2025. Segment results have been adjusted retrospectively to reflect changes in the reportable segments. We evaluate segment operating performance using segment revenues and segment Adjusted EBITDA. See Note 14. “Reportable Segments” in the notes to the unaudited condensed consolidated financial statements for additional information.
Americas

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$455.1	$406.0	$887.3	$786.6
Segment Adjusted EBITDA	142.8	129.2	265.3	237.4
Segment Adjusted EBITDA Margin %	31.4%	31.8%	29.9%	30.2%

Revenues
Americas segment revenues increased by $49.1 million, or 12.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by strong retention and growth within our existing client base, inclusive of expanded service offerings and higher customer demand. Segment Intelligence revenue increased by $34.5 million due to strong retention complemented by value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service driven by expanded coverage and granularity across product offerings. Segment Activation revenue increased by $14.6 million driven by higher project demand, volume increases and contributions from the M-trix acquisition.
Americas segment revenues increased by $100.7 million, or 12.8%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by strong retention and growth within our existing client base, inclusive of expanded service offerings and higher customer demand. Segment Intelligence revenue increased by $70.9 million due to strong retention complemented by value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service levels driven by expanded coverage and granularity across product offerings. Segment Activation revenue increased by $29.8 million driven by higher project demand, volume increases and contributions from the M-trix acquisition.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas segment Adjusted EBITDA increased by $13.6 million, or 10.5% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Segment Adjusted EBITDA Margin decreased by 0.4% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in segment Adjusted EBITDA was primarily attributable to the increase in segment revenues discussed above, partially offset by higher segment costs, which primarily include spend from personnel costs to support the revenue growth, expanded retail data engagements and variable spend tied to increased revenue volume.
Americas segment Adjusted EBITDA increased by $27.9 million, or 11.8% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Segment Adjusted EBITDA Margin decreased by 0.3% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase in segment Adjusted EBITDA was primarily attributable to the increase in segment revenues discussed above, partially offset by higher segment costs, which primarily include spend from personnel costs to support the revenue growth, expanded retail data engagements and variable spend tied to increased revenue volume.
EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$507.8	$476.9	$995.1	$907.4
Segment Adjusted EBITDA	179.1	142.0	334.3	267.2
Segment Adjusted EBITDA Margin %	35.3%	29.8%	33.6%	29.4%
Segment Revenues
EMEA segment revenues increased by $30.9 million, or 6.5%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by a combination of value-based pricing and expansion of services across the existing client base. Segment Intelligence revenue increased $29.8 million, primarily reflecting the impact of value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service levels driven by broader coverage and granularity. Segment Activation revenue increased $1.0 million, primarily due to higher project demand and volume increases.
EMEA segment revenues increased by $87.7 million, or 9.7%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by a combination of value-based pricing and expansion of services across the existing client base. Segment Intelligence revenue increased $81.1 million, primarily reflecting the impact of value-based pricing, supplemented by expansion revenue and increased service driven by broader coverage and granularity. Segment Activation revenue increased $6.5 million, primarily due to higher project demand and volume increases.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $37.1 million, or 26.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Segment Adjusted EBITDA Margin increased by 5.5% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The change was primarily driven by higher segment revenues as discussed above, combined with reductions in segment costs, which primarily include personnel costs to support the revenue growth and expanded retail data engagements.
EMEA segment Adjusted EBITDA increased by $67.1 million, or 25.1%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Segment Adjusted EBITDA Margin increased by 4.2% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The change was primarily attributable to the increase in segment revenues as discussed above, partially offset by increased segment costs, which primarily include personnel costs to support the revenue growth and expanded retail data engagements.

APAC

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$161.3	$157.9	$314.5	$312.7
Segment Adjusted EBITDA	32.0	29.3	66.8	60.9
Segment Adjusted EBITDA Margin %	19.8%	18.6%	21.2%	19.5%
Segment Revenues
APAC segment revenues increased by $3.4 million, or 2.2%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to a combination of increased service levels driven by broader coverage and granularity, panel and eCommerce expansion and higher project demand and volume, partially offset by reduced service in certain markets. Segment Intelligence revenue decreased $0.6 million, primarily driven by reduced service and volume softness. Segment Activation revenue increased $4.0 million, primarily due to stronger demand for Analytics and Innovation solutions and improving commercial momentum across the region.
APAC segment revenues increased by $1.8 million, or 0.6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to a combination of increased service levels driven by broader coverage and granularity, panel and eCommerce expansion and higher project demand and volume, partially offset by reduced service in certain markets.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA increased by $2.7 million, or 9.2% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Segment Adjusted EBITDA Margin increased by 1.2% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The change was primarily attributable to the increase in segment revenues as discussed above, partially offset by increased segment costs for the three months ended June 30, 2026, which primarily include data acquisition and personnel-related costs.
APAC segment Adjusted EBITDA increased by $5.9 million, or 9.7% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Segment Adjusted EBITDA Margin increased by 1.7% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The change was primarily driven by higher segment revenues as discussed above, combined with reductions in segment costs, which primarily include data acquisition and personnel-related costs.
Non-GAAP Financial Measures
We present EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, segment Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Share, Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth (Decline) in the tables below and elsewhere in this Quarterly Report on Form 10-Q as supplemental measures of our operating performance and liquidity. We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance. See “Segment Results” above and Note 14. “Reportable Segments” in the notes to the unaudited condensed consolidated financial statements for additional information regarding Segment Adjusted EBITDA.
Our financial statements are prepared and presented in accordance with U.S. GAAP. These non-GAAP financial measures are not prepared in accordance with U.S. GAAP and should not be considered as an alternative to net income or loss, income or loss from operations, earnings or loss per share or any other performance measure prepared and presented in accordance with GAAP, or as an alternative to cash provided by (used in) operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our unaudited condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA is defined as net loss attributable to NIQ excluding interest expense, net, income tax expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for restructuring and other non-cash compensation expense, Transformation Program costs, GfK integration costs, acquisitions and transaction related costs, impairment of long-lived assets, foreign currency exchange gain, net, nonoperating items, net, share-based compensation expense and other operating items, net. Specifically, Adjusted EBITDA allows for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. The following table shows EBITDA and Adjusted EBITDA for the periods presented, and the reconciliation to their most comparable U.S. GAAP measure, net loss attributable to NIQ, and net loss attributable to NIQ divided by revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net loss attributable to NIQ	$(30.5)	$(2.7)	$(120.6)	$(122.5)
Interest expense, net	55.1	95.2	113.6	178.7
Income tax expense	37.6	23.8	63.2	47.1
Depreciation and amortization	154.5	153.8	308.2	302.3
EBITDA	216.7	270.1	364.4	405.6
2026 Program costs and other non-cash compensation expense(1)	15.0	—	80.5	—
Transformation Program costs(2)	18.7	12.5	27.2	18.1
GfK integration costs(3)	(3.3)	1.9	(1.6)	16.6
Acquisitions and transaction related costs(4)	5.4	2.9	9.2	8.3
Impairment of long-lived assets(5)	0.3	0.4	0.3	1.1
Foreign currency exchange gain, net(6)	(0.7)	(57.4)	(6.3)	(89.4)
Nonoperating items, net(7)	5.7	(17.8)	6.9	44.9
Share–based compensation expense(8)	8.8	1.5	10.7	2.8
Other operating items, net(9)	(4.7)	0.8	(4.6)	(4.4)
Adjusted EBITDA	$261.9	$214.9	$486.7	$403.6
Net loss attributable to NIQ divided by revenue	(2.7)%	(0.3)%	(5.5)%	(6.1)%
Adjusted EBITDA Margin %	23.3%	20.6%	22.2%	20.1%
Adjusted EBITDA increased $47.0 million, or 21.9%, for the three months ended June 30, 2026 and $83.1 million, or 20.6%, for the six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively. Adjusted EBITDA Margin increased 2.7% and 2.1% for the three and six months ended June 30, 2026, respectively, as compared to the prior corresponding periods. The increases were primarily driven by strong organic constant currency revenue growth, together with savings realized under the Cost Efficiency Program.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. “Restructuring Activities”, as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of nil and $9.5 million for the three and six months ended June 30, 2026, respectively, arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
(3)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Nonoperating items, net	$5.7	$(17.8)	$6.9	$44.9
Net periodic pension benefit, other than service cost	(1.1)	(1.3)	(2.4)	(2.2)
Remeasurement of warrant to fair value	—	(11.5)	—	34.6
Write-off of unamortized debt discount and debt issuance costs	—	—	—	10.3
Deconsolidation of subsidiaries	—	(5.2)	—	(5.2)
Settlement of tax indemnification	3.3	0.3	2.8	4.4
Factoring fees	3.1	2.9	5.1	5.7
Other	0.4	(3.0)	1.4	(2.7)
(8)Share-based compensation expense consists of non-cash expense.
(9)Other operating items, net primarily consists of gain/loss on sale of long-lived assets. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the unaudited condensed consolidated statements of operations.
Free Cash Flow
Free Cash Flow is defined as net cash provided by (used in) operating activities less cash paid for capital expenditures. Management believes Free Cash Flow, in conjunction with cash from operations, can be useful to investors as an indicator of liquidity since capital expenditures are a necessary component of ongoing operations. Management believes that capital expenditures are essential to our innovation and maintenance of our operational capabilities. The following tables show Free Cash Flow for the periods presented, and the reconciliation to its most comparable U.S. GAAP measure, net cash provided by (used in) operating activities, for the periods presented.

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$76.5	$(162.2)
Cash paid for capital expenditures	(125.6)	(117.3)
Free Cash Flow	$(49.1)	$(279.5)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash paid for interest	$113.1	$167.5
Free Cash Flow increased by $230.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 due to higher cash generated from operations resulting from improved profitability as evidenced by a higher Adjusted EBITDA, increased revenue and lower cash paid for interest as a result of the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See the “Condensed Consolidated Statements of Cash Flows” in the unaudited condensed consolidated financial statements for additional information.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share
Adjusted Net Income (Loss) is defined as net loss attributable to NIQ excluding special items deemed not to be reflective of ongoing or core operations. Adjusted Net Income (Loss) per Share is defined as Adjusted Net Income (Loss) divided by the Weighted Average Shares Outstanding.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are used by management and can be useful to investors as an indicator of our core business performance. Management uses these metrics to analyze business operations and to adjust net loss attributable to NIQ for items we believe do not accurately reflect our core business or that relate to non-cash expenses or noncontrolling interests.

The following tables show Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share, for the periods presented and the reconciliation to their most comparable GAAP measure, net loss attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net loss attributable to NIQ	$(30.5)	$(2.7)	$(120.6)	$(122.5)
Adjustments to reconcile net income (loss) attributable to NIQ
2026 Program costs and other non-cash compensation expense(1)	15.0	—	80.5	—
Transformation Program costs(2)	18.7	12.5	27.2	18.1
Amortization of certain intangible assets(3)	70.8	68.1	141.9	137.2
GfK integration costs(4)	(3.3)	1.9	(1.6)	16.6
Acquisitions and transaction related costs(5)	5.4	2.9	9.2	8.3
Impairment of long-lived assets(6)	0.3	0.4	0.3	1.1
Foreign currency exchange gain, net(7)	(0.7)	(57.4)	(6.3)	(89.4)
Nonoperating items, net(8)	2.6	(20.7)	1.8	39.2
Share-based compensation expense(9)	8.8	1.5	10.7	2.8
Other operating items, net(10)	(4.7)	0.8	(4.6)	(4.4)
Total adjustments to net loss attributable to NIQ	$112.9	$10.0	259.1	129.5
Tax effect of above adjustments(11)	(3.7)	(8.9)	(16.4)	(13.1)
Adjusted Net Income (Loss) attributable to NIQ	$78.7	$(1.6)	$122.1	$(6.1)

Basic and diluted loss per share:
Loss attributable to NIQ	$(0.10)	$(0.01)	$(0.41)	$(0.50)

Weighted average basic and diluted NIQ ordinary shares outstanding	295,062,857	245,000,000	295,053,798	245,000,000

Basic and diluted Adjusted Net Income (Loss) per share:
Income (loss) attributable to NIQ	$0.27	$(0.01)	$0.41	$(0.02)
Adjusted Net Income (Loss) attributable to NIQ increased $80.3 million and $128.2 million for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, respectively. The increases are primarily attributable to revenue growth, along with interest expense savings driven by debt repayments in connection with the IPO and subsequent post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest cost savings.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. “Restructuring Activities”, as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment and consultancy and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
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
(4)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. “Restructuring Activities”.
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

(8)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of the warrant to fair value, write-off of unamortized debt discount and debt issuance costs, settlement of tax indemnification and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Nonoperating items, net	$2.6	$(20.7)	$1.8	$39.2
Net periodic pension benefit, other than service cost	(1.1)	(1.3)	(2.4)	(2.2)
Remeasurement of warrant to fair value	—	(11.5)	—	34.6
Write-off of unamortized debt discount and debt issuance costs	—	—	—	10.3
Deconsolidation of subsidiaries	—	(5.2)	—	(5.2)
Settlement of tax indemnification	3.3	0.3	2.8	4.4
Other	0.4	(3.0)	1.4	(2.7)
(9)Share-based compensation expense consists of non-cash expense.
(10)Other operating items, net primarily consists of gain/loss on sale of long-lived assets. We exclude these expenses because they are not closely tied to the core performance of our business and can cause fluctuations between periods due to the nature and timing of the expense or income. These costs are included in selling, general and administrative expenses as part of the unaudited condensed consolidated statements of operations.
(11)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 34% and 100% for the three months ended June 30, 2026, and June 30, 2025, respectively, and 39% and 104% for the six months ended June 30, 2026 and 2025, respectively. Our statutory rate is evaluated annually.
Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth (Decline)
Organic Constant Currency Revenue Growth (Decline) is calculated by dividing (a) our revenues for the applicable period after (i) excluding the impact of acquisitions and similar transactions until the one-year anniversary of such acquisition or similar transaction, (ii) excluding the impact of divestitures and (iii) excluding the impact of foreign currency exchange rates by translating local currency results into U.S. dollars using the comparable prior-period average exchange rates, by (b) our revenues for the prior comparable period. We believe Organic Constant Currency Revenue Growth (Decline) provides investors with useful supplemental information about our revenue growth to assist in understanding the growth attributable to our core business, excluding the impact of currency fluctuation given the significant variability in revenues that can be driven by foreign currency exchange rates.
The following tables present Organic Constant Currency Revenue Growth (Decline) for the three and six months ended June 30, 2026 and 2025. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth (Decline) as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth (Decline) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended June 30,			Growth (Decline)		Organic Constant Currency Revenue Growth
(in millions)	2026	2025	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$1,124.2	$1,040.8	8.0%	(0.3)%	(1.9)%	5.8%
Revenue by segment:
Americas revenue	455.1	406.0	12.1%	(0.8)%	(3.0)%	8.3%
EMEA revenue	507.8	476.9	6.5%	—%	(1.6)%	4.9%
APAC revenue	161.3	157.9	2.2%	—%	(0.3)%	1.9%

	Six Months Ended June 30,			Growth (Decline)		Organic Constant Currency Revenue Growth (Decline)
(in millions)	2026	2025	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$2,196.9	$2,006.7	9.5%	(0.2)%	(3.8)%	5.5%
Revenue by segment:
Americas revenue	887.3	786.6	12.8%	(0.6)%	(3.4)%	8.8%
EMEA revenue	995.1	907.4	9.7%	0.1%	(5.0)%	4.8%
APAC revenue	314.5	312.7	0.6%	—%	(1.4)%	(0.8)%

Consolidated Organic Constant Currency Revenues for the three and six months ended June 30, 2026 grew by 5.8% and 5.5%, respectively, driven by strong renewal rates, value-based pricing, panel and e-Commerce expansion, new capabilities and solutions and increased service from broader coverage and granularity.
Americas Organic Constant Currency Revenues for the three and six months ended June 30, 2026 grew by 8.3% and 8.8%, respectively, driven by strong renewal rates, value-based pricing, expanded verticals, panel and e-Commerce expansion and cross selling new capabilities to existing clients.
EMEA Organic Constant Currency Revenue Growth for the three and six months ended June 30, 2026 grew by 4.9% and 4.8%, respectively, driven by strong renewal rates, value-based pricing, panel and e-Commerce expansion and cross selling new capabilities to existing clients.
APAC Organic Constant Currency Revenue Growth (Decline) grew by 1.9% for the three months ended June 30, 2026 and decreased by 0.8% for the six months ended June 30, 2026. The increase for the three month period was primarily driven by value-based pricing, panel and e-Commerce expansion and higher product demand. The decline for the six month period reflects reduced demand for services that more than offset the benefit of pricing actions and regional expansion initiatives.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations, capital expenditures and strategic or operational efficiency initiatives. As of June 30, 2026, we had $747.5 million in available borrowing capacity under the Revolver, which combined with available cash of $416.6 million, provided liquidity of $1,164.1 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $61.2 million and $53.8 million of internally developed software costs for the three months ended June 30, 2026 and 2025, respectively, and $117.5 million and $108.2 million for the six months ended June 30, 2026 and 2025, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term (12 months or less) and long-term liquidity requirements, including our debt services.
We communicate on a regular basis with our lenders regarding our financial and working capital performance and liquidity position.
Debt facilities
Term Loans and Revolver
We have a credit agreement (the “Credit Agreement”), comprising term loans and a revolving facility (the “Revolver”). In connection with the Credit Agreement, we are party to the Dutch Security Agreement and have pledged bank receivables and intercompany receivables (each as defined in the Dutch Security Agreement).
Covenant Compliance
Our Credit Agreement contains various restrictive covenants that, among other things, impose limitations on: (i) the incurrence of additional indebtedness; (ii) creation of liens; (iii) dividend payments or certain other restricted payments or investments and (iv) mergers, consolidations or sales. The Credit Agreement also requires us to maintain a certain ratio of Consolidated First Lien Debt to Consolidated Adjusted EBITDA (as defined in the agreement) if outstanding indebtedness exceeds a certain level. In addition, the debt agreement requires mandatory prepayments of the term loans if our excess cash flow (as defined in the agreement) exceeds a certain level.
We were in compliance with all relevant covenants contained in the Credit Agreement as of June 30, 2026.
There have been no material changes to our debt structure since December 31, 2025. For debt related information, see Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$76.5	$(162.2)
Net cash used in investing activities	(125.0)	(66.7)
Net cash (used in) provided by financing activities	(45.7)	204.3
Effect of exchange-rate changes on cash and cash equivalents	(8.0)	20.3
Net decrease in cash and cash equivalents	$(102.2)	$(4.3)

Operating Activities
For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, net cash provided by (used in) operating activities increased $238.7 million, primarily driven by a favorable decrease in net loss adjusted for non-cash items of $77.3 million and net movements in operating assets and liabilities of $161.4 million. Non-cash items include (i) a decrease of $85.2 million in non-cash foreign currency exchange gains, net, (ii) an increase of $17.4 million in other operating activities, (iii) an increase of $17.4 million in share-based compensation, (iv) an increase of $5.9 million in depreciation and amortization, (v) a decrease of $5.2 million in the gain on deconsolidation of subsidiaries and related adjustments, (vi) a decrease of $4.9 million in the gain on disposal of business and (vii) an increase of $0.5 million in the provision for credit losses, partially offset by unfavorable movements in non-cash items including (i) a decrease of $34.6 million in the mark-to-market remeasurement of the Warrant liability, (ii) a decrease of $15.3 million in the amortization of debt discount and debt issuance costs, (iii) a decrease of $10.3 million in the write-off of unamortized debt discount and debt issuance costs and (iv) a decrease of $0.8 million in impairment of long-lived assets.
The net movements in operating assets and liabilities include (i) an increase of $179.9 million in accounts payable and other current liabilities primarily due to increases in restructuring liabilities as well as a smaller decrease in accrued payroll and benefit costs in the current period as compared to the prior period, (ii) an increase of $77.1 million in deferred revenues due to larger increases in revenue in the ordinary course of business in the current period as compared to the prior period, (iii) an increase of $24.5 million in prepaid expenses and other current assets and (iv) an increase of $1.0 million in operating leases, net, partially offset by (i) a decrease of $87.8 million in trade and other receivable primarily due to increased revenue in the current period as compared to the prior period and (ii) a decrease of $33.3 million in other noncurrent assets, net of noncurrent liabilities.
Investing Activities
For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, net cash used in investing activities increased $58.3 million, primarily driven by (i) a decrease in disposal activity of $67.7 million related to the sale of Netquest in February 2025, (ii) an increase of $12.0 million in intangible asset expenditures primarily relating to additions to internally developed software cost and (iii) an increase in business acquisition activity of $4.9 million, partially offset by (i) a decrease in asset acquisition activity of $11.3 million due to the Gastrograph Acquisition which occurred in 2025, (ii) an increase of $11.3 million in other investing activities, net and (iii) a decrease of $3.7 million in expenditures relating to additions of property and equipment.
Financing Activities
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, net cash (used in) provided by financing activities decreased $250.0 million primarily driven by (i) net debt and other financing arrangement repayments of $28.0 million in the current period as compared to net debt and other financing arrangement proceeds of $209.7 million in the prior period, (ii) a decrease of $11.8 million in other financing activities, net and (iii) a decrease of $8.2 million in finance leases, partially offset by (i) lower dividends paid to noncontrolling interests of $3.0 million, (ii) a decrease of $2.5 million in debt issuance costs paid related to the 2025 debt refinancing and (iii) a decrease of $2.2 million in deferred offering costs paid related to the 2025 IPO.
Cash Requirements
As of June 30, 2026, we have cash requirements for long-term debt payments, leases and other liabilities. There have been no material changes to these obligations since December 31, 2025. For debt related information, see Note 8. “Debt” in the notes to the unaudited condensed consolidated financial statements. For commitment and contingency-related information, see Note 16. “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements.
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenue and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience, management’s judgment and input from other third parties from information available at the time. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as described in our 2025 Annual Report on Form 10-K. For additional information about our critical accounting estimates, see the disclosure included in our 2025 Annual Report on Form 10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026, the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2026 as a result of the material weakness in internal control over financial reporting described below.
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

Remediation Plan for Material Weaknesses

We have designed and implemented enhancements to our internal control over financial reporting in response to previously reported material weaknesses. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, consistent with the disclosure requirements of Item 308(c) of Regulation S-K.

Remediation efforts included strengthening controls over user access provisioning, deprovisioning and review processes through formalized approvals, periodic access certifications and enhanced monitoring. We have also centralized and enhanced controls over bank account access, and we continue to monitor and refine these controls as part of our ongoing remediation efforts.
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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts discussed above, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II ‑ OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16. “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks and uncertainties described under “Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2025 Annual Report on Form 10-K and this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results. Our Risk Factors have remained materially unchanged from those disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Departure of Chief Accounting Officer
On August 4, 2026, Jamie Palm, Chief Accounting Officer and the Company’s principal accounting officer, informed the Company of her decision to resign, effective September 4, 2026, to accept a Chief Financial Officer position with another company. Ms. Palm’s resignation is not the result of any disagreement with the Company regarding its operations, policies or practices. The Company thanks Ms. Palm for her many contributions and wishes her the best in her future endeavors.
Upon Ms. Palm’s departure, Michael Burwell, Chief Financial Officer and the Company’s principal financial officer, will serve as the Company’s principal financial and principal accounting officer. The Company plans to conduct a search for a permanent principal accounting officer.
Mr. Burwell’s biographical information and business experience can be found under the ‘Executive Officers’ section in the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 9, 2026, and such disclosures are incorporated herein by reference. Mr. Burwell’s compensatory arrangements will not change as a result of this appointment.
(c) Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Period Ended	Filing Date
3.1	Memorandum and Articles of Association		S-1/A	N/A	7/22/2025
31.1	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	X
________________________________________________

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: August 10, 2026	/s/ Michael Burwell
Michael Burwell
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2026	/s/ Jamie Palm
Jamie Palm
Chief Accounting Officer
(Principal Accounting Officer)