Form 10-Q
period 2026-09-30
NIQ Global Intelligence plc
filed 2026-11-12
CIK 2054696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes ☐ No ☒

As of November 9, 2026, there were 295,331,516 ordinary shares outstanding.

NIQ Global Intelligence plc
Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

i

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NIQ Global Intelligence plc
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,119.1	$1,052.6	$3,316.0	$3,059.3

Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	486.1	466.9	1,461.1	1,346.9
Selling, general and administrative expenses	387.5	454.9	1,184.9	1,229.7
Depreciation and amortization	141.5	166.9	449.7	469.2
Impairment of long-lived assets	—	—	0.3	1.1
Restructuring, net	4.8	3.9	78.4	8.9
Other operating income, net	(7.2)	(5.3)	(19.9)	(16.9)
Total operating expenses	1,012.7	1,087.3	3,154.5	3,038.9
Operating income (loss)	106.4	(34.7)	161.5	20.4
Interest expense, net	(54.3)	(78.2)	(167.9)	(256.9)
Foreign currency exchange (loss) gain, net	(6.8)	(18.9)	(0.5)	70.5
Nonoperating income (expense), net	22.2	(30.9)	20.7	(68.3)
Income (loss) before income taxes	67.5	(162.7)	13.8	(234.3)
Income tax expense	(29.7)	(34.2)	(92.9)	(81.3)
Net income (loss)	37.8	(196.9)	(79.1)	(315.6)
Less: Net income attributable to noncontrolling interests	2.0	1.7	5.7	5.5
Net income (loss) attributable to NIQ	$35.8	$(198.6)	$(84.8)	$(321.1)

Earnings per share from:
Basic: Income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)
Diluted: Income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)

Weighted average NIQ ordinary shares outstanding
Basic	295,122,162	281,956,522	295,076,836	257,454,212
Diluted	296,392,063	281,956,522	295,076,836	257,454,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$37.8	$(196.9)	$(79.1)	$(315.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	(15.0)	0.9	5.8
Defined benefit pension plan adjustments	1.1	(0.3)	0.9	(0.8)
Cash flow hedges	17.4	4.8	37.9	(10.0)
Other comprehensive income (loss)	19.8	(10.5)	39.7	(5.0)
Total other comprehensive income (loss)	57.6	(207.4)	(39.4)	(320.6)
Less: Comprehensive income attributable to noncontrolling interests	2.0	1.7	5.7	5.5
Total other comprehensive income (loss) attributable to NIQ	$55.6	$(209.1)	$(45.1)	$(326.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$572.6	$518.8
Trade receivables, net	763.2	695.6
Other receivables	118.4	104.3
Prepaid expenses and other current assets	278.6	131.4
Total current assets	1,732.8	1,450.1
Property and equipment, net	185.9	208.2
Operating lease right-of-use assets	187.0	203.7
Intangible assets, net	1,940.4	2,191.4
Goodwill	2,398.6	2,431.7
Deferred income taxes	34.4	27.8
Other noncurrent assets	317.2	289.1
Total assets	$6,796.3	$6,802.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$242.9	$224.4
Accrued expenses	662.4	631.7
Deferred revenues	318.7	262.0
Short-term debt and current portion of long-term debt	107.5	107.5
Other current liabilities	172.7	177.5
Total current liabilities	1,504.2	1,403.1
Long-term debt	3,441.0	3,502.6
Operating lease liabilities	183.1	205.5
Deferred income taxes	128.1	123.4
Other noncurrent liabilities	332.3	341.8
Total liabilities	5,588.7	5,576.4
Commitments and contingencies (Note 17)
Shareholders' equity:
Ordinary shares; $0.00001 nominal value per share, 1,500,000,000 ordinary shares authorized, 295,334,151 and 295,000,000 ordinary shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred shares; $0.00001 nominal value per share, 150,000,000 preferred shares authorized, no shares issued and outstanding	—	—
Euro deferred shares; €1.00 nominal value per share, 25,000 Euro deferred shares authorized and issued, none outstanding	—	—
Paid-in capital	3,244.4	3,222.4
Accumulated deficit	(2,286.8)	(2,202.0)
Accumulated other comprehensive income (loss)	7.7	(32.0)
Total NIQ shareholders' equity	965.3	988.4
Noncontrolling interests	242.3	237.2
Total shareholders' equity	1,207.6	1,225.6
Total liabilities and shareholders' equity	$6,796.3	$6,802.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NIQ Global Intelligence plc
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except share data)

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	295,000,000	$—	—	$—	25,000	$—	$3,222.4	$(2,202.0)	$(32.0)	$988.4	$237.2	$1,225.6
Net (loss) income	—	—	—	—	—	—	—	(90.1)	—	(90.1)	1.4	(88.7)
Other comprehensive income	—	—	—	—	—	—	—	—	6.8	6.8	—	6.8
Vesting of restricted share units	115,271	—	—	—	—	—	—	—	—	—	—	—
Share-based and other non-cash compensation	—	—	—	—	—	—	11.5	—	—	11.5	—	11.5
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Other	—	—	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance as of March 31, 2026	295,115,271	—	—	—	25,000	—	3,233.2	(2,292.1)	(25.2)	915.9	238.6	1,154.5
Net (loss) income	—	—	—	—	—	—	—	(30.5)	—	(30.5)	2.3	(28.2)
Other comprehensive income	—	—	—	—	—	—	—	—	13.1	13.1	—	13.1
Vesting of restricted share units	29,119	—	—	—	—	—	—	—	—	—	—	—
Cancellation of ordinary shares	(188,526)	—	—	—	—	—	—	—	—	—	—	—
Share-based and other non-cash compensation	—	—	—	—	—	—	8.7	—	—	8.7	—	8.7
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2026	294,955,864	—	—	—	25,000	—	3,241.7	(2,322.6)	(12.1)	907.0	240.5	1,147.5
Net income	—	—	—	—	—	—	—	35.8	—	35.8	2.0	37.8
Other comprehensive income	—	—	—	—	—	—	—	—	19.8	19.8	—	19.8
Vesting of restricted share units	389,541	—	—	—	—	—	—	—	—	—	—	—
Cancellation of ordinary shares	(11,254)	—	—	—	—	—	—	—	—	—	—	—
Share-based and other non-cash compensation	—	—	—	—	—	—	5.6	—	—	5.6	—	5.6
Withholding tax paid upon equity award vesting	—	—	—	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2026	295,334,151	$—	—	$—	25,000	$—	$3,244.4	$(2,286.8)	$7.7	$965.3	$242.3	$1,207.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Ordinary Shares		Preferred Shares		Euro Deferred Shares		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NIQ Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	245,000,000	$—	—	$—	—	$—	$1,946.1	$(1,848.7)	$(37.7)	$59.7	$238.9	$298.6
Net (loss) income	—	—	—	—	—	—	—	(119.8)	—	(119.8)	1.9	(117.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Share-based and other non-cash compensation	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2025	245,000,000	—	—	—	—	—	1,947.4	(1,968.5)	(48.9)	(70.0)	237.8	167.8
Net (loss) income	—	—	—	—	—	—	—	(2.7)	—	(2.7)	1.9	(0.8)
Other comprehensive income	—	—	—	—	—	—	—	—	16.7	16.7	—	16.7
Share-based and other non-cash compensation	—	—	—	—	—	—	1.5	—	—	1.5	—	1.5
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance as of June 30, 2025	245,000,000	—	—	—	—	—	1,948.9	(1,971.2)	(32.2)	(54.5)	239.3	184.8
Net (loss) income	—	—	—	—	—	—	—	(198.6)	—	(198.6)	1.7	(196.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10.5)	(10.5)	—	(10.5)
Issuance of share capital in connection with IPO, net of underwriting discounts, commissions and offering expenses (1)(2)	50,000,000	—	—	—	25,000	—	984.1	—	—	984.1	—	984.1
Share-based and other non-cash compensation	—	—	—	—	—	—	31.7	—	—	31.7	—	31.7
Reclassification of warrant to equity	—	—	—	—	—	—	231.1	—	—	231.1	—	231.1
Cash dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2025	295,000,000	$—	—	$—	25,000	$—	$3,195.8	$(2,169.8)	$(42.7)	$983.3	$240.9	$1,224.2
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

NIQ Global Intelligence plc
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(79.1)	$(315.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	449.7	469.2
Share-based compensation	27.5	53.3
Amortization of debt discount and debt issuance costs	21.0	41.1
Remeasurement of warrant to fair value	—	39.7
Impairment of long-lived assets	0.3	1.1
Provision for credit losses	5.1	2.7
Non-cash foreign currency exchange loss (gain), net	3.2	(69.1)
Gain on deconsolidation of subsidiaries and related adjustments	—	(5.2)
Write-off of unamortized debt discount and debt issuance costs	—	35.0
Gain on disposal of business	—	(4.9)
Deferred income taxes	0.1	0.3
Other operating activities, net	(10.8)	(1.1)
Changes in assets and liabilities:
Trade and other receivables, net	(94.8)	(21.8)
Prepaid expenses and other current assets	(110.5)	(39.4)
Accounts payable and other current liabilities	75.7	(73.5)
Deferred revenues	59.8	31.3
Operating leases, net	(3.7)	(7.2)
Other noncurrent assets and liabilities	(12.6)	(25.9)
Net cash provided by operating activities	330.9	110.0
Investing Activities:
Acquisition of businesses, net of cash acquired	(1.0)	(27.1)
Payment for asset acquisition	—	(11.3)
Proceeds from sale of business, net of cash disposed	—	67.7
Additions to property and equipment	(15.5)	(19.2)
Additions to intangible assets	(183.3)	(145.9)
Other investing activities, net	5.6	—
Net cash used in investing activities	(194.2)	(135.8)
Financing Activities:
Proceeds from debt and other financing arrangements	209.0	953.7
Repayments of debt and other financing arrangements	(241.7)	(1,718.6)
Debt issuance costs paid	—	(16.0)
Proceeds from initial public offering, net of underwriters discounts and commissions	—	1,005.4
Payment of deferred offering costs	—	(8.4)
Payment of deferred consideration	(9.4)	—
Finance leases	(28.9)	(20.7)
Cash dividends paid to noncontrolling interests	(0.6)	(3.5)
Other financing activities, net	(4.0)	7.4
Net cash (used in) provided by financing activities	(75.6)	199.3
Effect of exchange-rate changes on cash and cash equivalents	(7.3)	6.6
Net increase in cash and cash equivalents	53.8	180.1
Cash and cash equivalents at beginning of period	518.8	266.2
Cash and cash equivalents at end of period	$572.6	$446.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2026	2025

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$169.9	$239.9
Cash paid for income taxes, net of refunds received	$98.1	$98.6

Supplemental Disclosures of Non-Cash Items:
Deferred offering costs included in accrued expenses	$—	$13.7
Reclassification of warrant from liability to equity	$—	$231.1
Accrued proceeds from sale of business in other noncurrent assets	$5.8	$—
Capital expenditures in accounts payable	$4.3	$5.5

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
Initial Public Offering
On July 24, 2025, the Company completed its IPO, in which the Company sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. The Company received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by NIQ Global Intelligence plc. The aggregate net proceeds were used to repay a portion of the Company’s outstanding borrowings. See Note 8. "Debt" for further detail on the use of proceeds. In connection with the IPO, the Company’s Board of Directors also adopted the NIQ Global Intelligence plc 2025 Equity Incentive Plan. The Company recognized share-based compensation as a result of the accelerated and incremental vesting of certain share-based compensation awards under the 2021 Plan, as triggered by the IPO.
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
Prior to the effects of the Reorganization and IPO, the historical financial statements presented the financial information of Dutch Holdings. Subsequent to the Reorganization and IPO as described above in Note 1. "Organization", the accompanying financial statements reflect the consolidated financial statements of NIQ Global Intelligence plc and its consolidated subsidiaries, including Dutch Holdings and the AI PAVE Entities, as a transaction between entities under common control. Prior to the Reorganization, NIQ Global Intelligence plc had no material assets and conducted no operations (other than activities incidental to its formation, the Reorganization and the IPO). Aside from the impact of the Warrant (as further described in our Annual Report on Form 10-K), the Company has assessed the impact to the condensed consolidated financial statements of NIQ Global Intelligence plc as a result of the Reorganization to be immaterial.

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
The Company entered into an agreement to sell its ownership interest in Netquest, a consumer panel provider acquired through the GfK Combination, on December 17, 2024. On February 3, 2025, the Company completed the sale. See Note 4. "Disposals" for further information.
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2026.
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
Acquisition of M-Trix
On July 10, 2025, the Company entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD), subject to customary purchase price adjustments, of which BRL150.0 million (equivalent to approximately $26.8 million USD) was paid upon the closing (the “M-Trix Acquisition”). An additional BRL60.0 million (equivalent to approximately $11.8 million USD), net of a BRL0.6 million (equivalent to approximately $0.1 million USD) post-closing working capital adjustment, was paid in August 2026 upon the first anniversary of the closing date.

The remaining BRL130.0 million will be paid as follows: (i) BRL60.0 million upon the second anniversary of the closing, (ii) BRL50.0 million upon the third anniversary of the closing and (iii) BRL20.0 million following the sixth anniversary of the closing, subject to any ongoing claims for which M-Trix is held indemnifiable (the “Holdback Amount”). The Holdback Amount will be subject to adjustment by the Interbank Deposit Certificate of Brazil (“CDI”).
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
The Company will accrete and accrue interest, within interest expense, at the prevailing CDI rate each quarter related to the deferred consideration and Holdback Amount, respectively. For the three and nine months ended September 30, 2026, the Company recognized accretion and interest of $0.8 million and $2.8 million, respectively, and during the three and nine months ended September 30, 2025, $0.6 million was recognized to interest expense, net.
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
4. DISPOSALS
Deconsolidation and Sale of Russian Entities
The evolving regulatory environment in Russia, including economic sanctions from the United States, European Union and other governments as well as a series of local laws issued in Russia, impacted the Company’s operations in Russia. As a result, the Company experienced significantly reduced communication with operations in Russia, and the Russian operations disconnected from the Company’s central systems. Although the Company historically remained a record holder of the shares in subsidiaries that operate in Russia, it was determined that these subsidiaries were overseen solely by management within Russia without day-to-day or other supervision by the Company. The subsidiaries continued to operate independently in Russia and the Company did not have the power to direct the activities that most significantly impact the economic performance of the Russia operations. As a result, the Company determined that it no longer exercised control over these entities and deconsolidated its Russia businesses in the second and third quarters of 2024. During the nine months ended September 30, 2025, a gain of $5.2 million was included in nonoperating income (expense), net related to certain adjustments following the deconsolidation. No adjustment related to the deconsolidation was recognized during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025.
On September 25, 2026, the Company completed the sale of its remaining legal ownership interests in the previously deconsolidated Russian entities for consideration of RUB474.0 million (approximately $5.8 million USD). The gain on the sale is recorded within nonoperating income (expense), net in the unaudited condensed consolidated statements of operations. The proceeds are subject to restrictions under applicable Russian regulations which restrict the Company’s ability to transfer, convert or repatriate such funds outside of Russia and are therefore classified within other noncurrent assets in the unaudited condensed consolidated balance sheet.
Sale of Netquest
On December 17, 2024, the Company entered into an agreement to sell its ownership interest in Netquest, a panel provider acquired through the GfK Combination. On February 3, 2025, the Company completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The Company received an additional €5.0 million (equivalent to approximately $5.9 million USD) in May 2025, related to the settlement of escrow. The Company recognized a gain from the sale of $4.9 million, after related transaction costs, during the nine months ended September 30, 2025, which is recorded within selling, general and administrative expenses. No gain was recognized during the three months ended September 30, 2025 or the three and nine months ended September 30, 2026. The sale of Netquest did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore did not meet the criteria to be classified as discontinued operations. The Netquest business was reported within the EMEA reportable segment prior to the sale.
5. REVENUE
NIQ provides data and analytical services through its Intelligence and Activation offerings to clients globally in various end markets within its reportable segments, which consist of Americas, EMEA and APAC. Segment results have been adjusted retrospectively as a result of the Company reorganizing its segments as further discussed in Note 15. "Reportable segments". NIQ’s revenue streams are characterized by multi-year contracts, high contract renewal rates and client diversity. No single client accounted for more than 5% of NIQ’s revenues for the three and nine months ended September 30, 2026 and 2025.
The following table disaggregates revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Americas	$463.0	$407.0	$1,350.3	$1,193.6
EMEA	491.2	484.6	1,486.3	1,392.0
APAC	164.9	161.0	479.4	473.7
Total revenues	$1,119.1	$1,052.6	$3,316.0	$3,059.3

The following table disaggregates revenue by major product offerings and by timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Major product offerings
Intelligence	$907.6	$855.3	$2,696.9	$2,495.3
Activation	211.5	197.3	619.1	564.0
Total revenues	$1,119.1	$1,052.6	$3,316.0	$3,059.3

Timing of revenue recognition
Data and services transferred over time	$916.3	$876.3	$2,802.2	$2,539.0
Data and services transferred at a point in time	202.8	176.3	513.8	520.3
Total revenues	$1,119.1	$1,052.6	$3,316.0	$3,059.3
Revenues in the United States represented approximately 24% and 23% of total revenues for the three months ended September 30, 2026 and 2025, respectively, and 24% for each of the nine months ended September 30, 2026 and 2025. No other individual country’s revenues were greater than 10% of total revenues during these periods. Revenues in Ireland, the Company’s country of domicile, represented approximately 1% of total revenues for the three and nine months ended September 30, 2026 and 2025.
At the inception of a contract, NIQ generally expects the period between when it transfers its data and services to its clients and when the client pays for such services will be one year or less.
Contract assets represent NIQ’s rights to consideration in exchange for services transferred to a client that have not been billed as of the reporting date. While the Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied, under certain circumstances the related billing occurs in arrears. At September 30, 2026 and December 31, 2025, $227.0 million and $133.9 million, respectively, of contract assets were recorded as a component of trade receivables, net in the unaudited condensed consolidated balance sheets.
Deferred revenues relate to advance consideration received or the right to consideration that is unconditional from clients for which revenue is recognized when the performance obligation is satisfied and control is transferred to the client. At December 31, 2025, $262.0 million of deferred revenues were recorded in the unaudited condensed consolidated balance sheets, of which substantially all was recognized as revenue during the nine months ended September 30, 2026. At September 30, 2026, the balance of deferred revenues was $318.7 million.
Remaining performance obligations include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2026 as well as amounts not yet invoiced to clients as of September 30, 2026, largely reflecting future revenue related to signed multi-year arrangements. The Company excludes from its calculation of remaining performance obligations those contracts with a term of less than 12 months or a termination for convenience clause.
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. The Company expects to recognize revenue related to these performance obligations as follows:

Year Ending December 31,	(in millions)
Remainder of 2026	$258.5
2027	769.7
2028	443.8
Thereafter	279.3
Total	$1,751.3
6. GOODWILL
The table below summarizes the changes in the carrying amount of goodwill by reportable segment during the periods presented:

(in millions)	Americas	EMEA	APAC	Total
Balance at December 31, 2025	$669.5	$1,221.8	$540.4	$2,431.7
Reporting unit reassignment(1)	—	98.0	(98.0)	—
Foreign currency exchange rate changes	7.0	(41.5)	1.4	(33.1)
Balance at September 30, 2026	$676.5	$1,278.3	$443.8	$2,398.6
(1) Represents the reassignment of goodwill as a result of the Company reorganizing its segments as further discussed in Note 15. "Reportable segments".

7. SUPPLEMENTAL BALANCE SHEET INFORMATION
The Company estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific client circumstances and reasonable and supportable forecasts of future economic conditions. As of September 30, 2026 and December 31, 2025, the allowance for expected credit losses was $15.2 million and $11.2 million, respectively. The total amount recorded as selling, general and administrative expenses for credit losses was $2.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $5.1 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company has a program in which trade receivables are sold to third parties. On March 25, 2026, the Company amended its existing factoring agreement to increase the available capacity under the program from €270.0 million to €300.0 million (equivalent to approximately $339.9 million USD as of September 30, 2026), with the underlying transactions accounted for as true sales, without recourse. In instances where the underlying sales transaction has not yet met the criteria for revenue recognition, the transfer is accounted for as a sale of future revenues. The proceeds received for the sale of future revenues are recorded within short-term debt and current portion of long-term debt in the unaudited condensed consolidated balance sheets. The Company maintains servicing responsibilities for the majority of the receivables sold during the year, for which the related costs are not significant.
As of September 30, 2026 and December 31, 2025, $212.9 million and $193.9 million, respectively, of previously sold receivables remained outstanding. The Company recorded costs associated with the factoring program in nonoperating income (expense), net, primarily representing administrative and financing costs which totaled $3.0 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, and $8.1 million and $8.5 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded a liability for its financing obligation under the program of $36.1 million and $51.4 million as of September 30, 2026 and December 31, 2025, respectively. The proceeds from the sales are reported as operating activities in the unaudited condensed consolidated statements of cash flows and totaled $1,254.4 million and $1,045.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Prepaid expenses and other current assets consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Prepaid expenses	$217.7	$112.9
Derivative assets (Note 9)	42.3	8.1
Other	18.6	10.4
	$278.6	$131.4
Other noncurrent assets consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Equity method investments	$55.5	$59.7
Defined benefit plan assets	57.3	55.7
Cost method investments	45.0	45.1
Prepaid expenses	14.1	10.9
Debt issuance costs	4.9	6.5
Other	140.4	111.2
	$317.2	$289.1
Accrued expenses consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Data and professional services	$255.0	$216.9
Payroll and benefit costs	243.9	257.6
Accrued income taxes	73.1	58.5
Restructuring liabilities (Note 12)	45.8	51.7
Other	44.6	47.0
	$662.4	$631.7
Other current liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Operating lease liabilities	$59.7	$58.7
Short-term deferred consideration (Note 3)	10.5	10.1
Derivative liabilities (Note 9)	0.4	30.1
Other	102.1	78.6
	$172.7	$177.5

Other noncurrent liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Defined benefit plan liabilities	$103.2	$105.5
Derivative liabilities (Note 9)	67.2	70.7
Long-term deferred consideration (Note 3)	12.2	19.2
Restructuring liabilities (Note 12)	3.2	1.4
Other	146.5	145.0
	$332.3	$341.8
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
On July 11, 2025, the Credit Agreement was amended, subject to the closing of the IPO, to, among other things, (i) increase the aggregate principal amount of the Revolver to $750.0 million, (ii) extend the maturity date with respect to the Revolver to July 30, 2030; provided that if by a date no later than the Modified Maturity Date (as defined below), any term loans borrowed under the Credit Agreement with an aggregate principal amount in excess of $1.0 billion are outstanding and the maturity date applicable to such term loans is earlier than the date that is 90 days after July 30, 2030 (the “Trigger Maturity Date”), such maturity date shall be the date that is 91 days prior to the Trigger Maturity Date (the “Modified Maturity Date”), (iii) reduce the interest rate spread with respect to the revolving facility to a spread of 225 to 275 basis points dependent on certain ratio levels and (iv) reduce the commitment fee rate with respect to the revolving facility to 25 to 37.5 basis points dependent on certain ratio levels. On July 24, 2025, as part of the IPO discussed in Note 1. "Organization", the Company used approximately $533.4 million of the net proceeds from the IPO to repay all outstanding principal amounts under the Revolver.
On August 12, 2025, the Credit Agreement was most recently amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. Additionally, the Company used the net proceeds from the IPO to repay €255.0 million (approximately $298.4 million) of the EUR Term Loan, including accrued interest of $2.8 million USD and accrued interest on the USD Term Loan of $5.7 million.
In connection with both the July 11, 2025 and August 12, 2025 amendments, the Company recognized a combined loss of $24.7 million, which included $16.1 million for the write-off of unamortized discount and $8.6 million for the write-off of unamortized debt issuance costs, along with expense of $1.3 million for third-party legal fees. The amounts associated with the write-off were included in nonoperating income (expense), net.

The following table sets forth the Company’s outstanding indebtedness as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
USD Term Loan, less unamortized discount of $51.3 and $60.8, respectively	$2,184.7	$2,192.2
EUR Term Loan, less unamortized discount of $23.1 and $28.3, respectively	1,262.9	1,304.8
Revolver	—	—
Other debt	30.0	33.1
Total debt	3,477.6	3,530.1
Finance leases	69.3	69.7
Other financing obligations	36.1	51.4
Total debt, finance leases and other financing obligations	3,583.0	3,651.2
Less: Unamortized debt issuance costs	(34.5)	(41.1)
Less: Short-term debt and current portion of long-term debt	(107.5)	(107.5)
Total long-term debt	$3,441.0	$3,502.6
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
At September 30, 2026 and December 31, 2025, the interest rate for the USD Term Loan was approximately 5.9% and 6.2%, respectively.
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
At September 30, 2026 and December 31, 2025, the interest rate for the EUR Term Loan was approximately 5.0% and 4.7%, respectively.
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
At September 30, 2026 and December 31, 2025, the maximum and available borrowing capacity under the Revolver was $747.5 million due to no outstanding borrowings on the Revolver reduced by an outstanding letter of credit with the lender as of the reported dates.
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
The Company was in compliance with all relevant covenants contained in the Credit Agreement as of September 30, 2026.

Maturity Profile
The following table sets forth the aggregate principal repayment requirements for total debt:

(in millions)
Remainder of 2026	$34.4
2027	23.2
2028	22.9
2029	22.9
2030	3,448.6
Thereafter	—
Total payments on debt	3,552.0
Unamortized debt discounts	(74.4)
Total debt	$3,477.6
Debt Issuance Costs
The Company capitalizes costs associated with the issuance of debt, and such costs are amortized over the term of the respective debt instrument. The Company incurred costs associated with executing amendments related to the term loans and Revolver of $13.5 million and $16.0 million for the three and nine months ended September 30, 2025, respectively. The Company did not incur such costs for the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs associated with the Company’s term loans totaled $34.5 million and $41.1 million, respectively, and were presented as a reduction of debt in the unaudited condensed consolidated balance sheets. Unamortized debt issuance costs associated with the Revolver totaled $4.9 million and $6.5 million as of September 30, 2026 and December 31, 2025, respectively, and were presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
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
Investments
The Company has investments in equity securities that are considered strategically and operationally important to its business. These investments are accounted for under the equity method where the Company has the ability to significantly influence the operations of the entity. At September 30, 2026 and December 31, 2025, equity method investments were $55.5 million and $59.7 million, respectively, and are included in other noncurrent assets in the unaudited condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, there were trade receivables of $3.8 million and $4.4 million, respectively, and trade payables of $2.0 million and $4.9 million, respectively, related to transactions with the Company’s largest equity method investment.
Excluding equity method investments, equity securities with a readily determinable fair value are recorded at fair value. Equity securities without a readily determinable fair value are recorded at cost less any impairment. At September 30, 2026 and December 31, 2025, the Company held $45.0 million and $45.1 million, respectively, of investments in equity securities without a readily determinable fair value. These amounts represent investments in entities where the Company does not have the ability to significantly influence the operations of the entity and are presented as other noncurrent assets in the unaudited condensed consolidated balance sheets.
The Company assessed the investments for indicators of impairment and concluded no such indicators exist.

Debt Instruments
The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy. The following table sets forth the carrying value and fair value amounts of the Company’s term loans:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans(1)(2)	$3,522.0	$3,517.2	$3,586.1	$3,599.5
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
The Company also uses cross-currency swaps to hedge foreign currency risk of its net investments in certain foreign subsidiaries. These cross-currency swaps have expiration dates through June 2029 and are designated as net investment hedges for accounting purposes.
The Company uses foreign exchange forward contracts to minimize the effect of fluctuating foreign-currency denominated accounts on its earnings, which are not designated as hedges for accounting purposes. As such, gains and losses from changes in fair value are recorded directly to earnings as a component of foreign currency exchange (loss) gain, net. In April 2025, the Company entered into foreign exchange forward contracts designated as cash flow hedges for accounting purposes, with the exception of its euro currency hedges, which are not fully designated as hedges for accounting purposes. The foreign exchange forward contracts have expiration dates through May 2027.
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
In November 2023 and July 2024, the Company settled outstanding interest rate derivative contracts and outstanding cross-currency swaps prior to the expiration of their contractual maturities through March 2025 and February 2026, respectively. As these settled contracts were designated as hedges, the associated gains are a component of accumulated other comprehensive (loss) income and will be reclassified into earnings as the original hedged transaction affects earnings. The Company reclassified gains of $0.5 million and $10.2 million into earnings for the three and nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2026, the Company reclassified gains of $0.3 million into earnings, with no gains reclassified during the three months ended September 30, 2026.

The following table sets forth the fair value amounts of derivatives presented in the unaudited condensed consolidated financial statements:

	September 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$17.8	$0.2	$0.4	$3.4
Cross-currency swaps	18.8	50.3	5.6	84.8
Foreign exchange forward contracts	1.2	0.3	0.2	1.4
	$37.8	$50.8	$6.2	$89.6

Derivatives designated as net investment hedges
Cross-currency swaps	$11.6	$16.8	$1.6	$10.5

Derivatives not designated as hedging instruments
Cross-currency swaps	$0.6	$—	$—	$—
Foreign exchange forward contracts	5.0	—	0.6	0.7
	$5.6	$—	$0.6	$0.7

Total derivatives	$55.0	$67.6	$8.4	$100.8

As reported in the Unaudited Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$42.3	$—	$8.1	$—
Other noncurrent assets	12.7	—	0.3	—
Other current liabilities	—	0.4	—	30.1
Other noncurrent liabilities	—	67.2	—	70.7
	$55.0	$67.6	$8.4	$100.8
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

The following tables present the gains (losses) on the Company’s interest rate contracts, cross-currency swaps and foreign exchange forward contracts:

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Three Months Ended September 30, 2026:
Designated as cash flow hedges:
Interest rate contracts	$7.7	$9.8	$0.4	$17.1
Cross-currency swaps	1.2	17.6	10.0	8.8
Foreign exchange forward contracts	0.7	0.3	(0.1)	1.1

Designated as net investment hedges:
Cross-currency swaps	$(15.4)	$11.0	$—	$(4.4)

Three Months Ended September 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$(6.5)	$0.2	$(1.3)	$(5.0)
Cross-currency swaps	(10.7)	4.8	1.7	(7.6)
Foreign exchange forward contracts	(0.7)	—	(0.2)	(0.5)

Designated as net investment hedges:
Cross-currency swaps	$(2.5)	$(5.4)	$—	$(7.9)

(in millions)	Beginning Accumulated Other Comprehensive Gain (Loss)	Amount of gains (losses) recognized, net of tax	Amount of gains (losses) reclassified into income, net of tax	Ending Accumulated Other Comprehensive Gain (Loss)
Nine Months Ended September 30, 2026:
Designated as cash flow hedges:
Interest rate contracts	$(3.2)	$18.2	$(2.1)	$17.1
Cross-currency swaps	(6.6)	62.7	47.3	8.8
Foreign exchange forward contracts	(1.1)	1.9	(0.3)	1.1

Designated as net investment hedges:
Cross-currency swaps	$(8.5)	$4.1	$—	$(4.4)

Nine Months Ended September 30, 2025:
Designated as cash flow hedges:
Interest rate contracts	$0.8	$0.4	$6.2	$(5.0)
Cross-currency swaps	(3.9)	(70.0)	(66.3)	(7.6)
Foreign exchange forward contracts	—	(0.6)	(0.1)	(0.5)

Designated as net investment hedges:
Cross-currency swaps	$(1.9)	$(6.0)	$—	$(7.9)
The following table presents amounts recognized in foreign currency exchange (loss) gain, net on the Company’s derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Cross-currency swaps	$—	$—	$0.6	$—
Foreign exchange forward contracts	1.4	3.3	10.0	(1.4)
Total	$1.4	$3.3	$10.6	$(1.4)

Warrant
Prior to the Reorganization, the Company’s Warrant was held by AI PAVE, an entity that was not previously consolidated in Dutch Holdings’ financial statements. As part of the Reorganization, NIQ Global Intelligence plc retrospectively recast its historical financial statements to present the consolidated results of Dutch Holdings and the AI PAVE Entities on a combined consolidated basis with those of NIQ Global Intelligence plc. See Note 2. "Summary of significant accounting policies" for further detail.
At initial recognition, the Warrant was recorded at fair value and classified as a liability due to a contingent repurchase feature triggered by a change of control event, including an IPO. The liability was remeasured at each reporting date using the Black-Scholes valuation model, with changes in the fair value recorded as a component of nonoperating income (expense), net. The valuation incorporated unobservable inputs, qualifying the Warrant as a Level 3 instrument under the fair value hierarchy.
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
The following table presents a reconciliation of the liability-classified Warrant prior to reclassification to equity:

(in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Balance at beginning of period	$226.0	$191.4
Change in fair value	5.1	39.7
Reclassification to equity	(231.1)	(231.1)
Balance at end of period	$—	$—
The level 3 fair value inputs used in the valuation of the liability-classified Warrant were as follows:

July 24, 2025 (date of IPO)
Volatility	32.4%
Risk-free rate	4.7%
Discount for lack of marketability	—%
Term (in years)	15.6
10. EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to NIQ by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to all potential weighted-average dilutive ordinary share equivalents, which consist of the Company’s Warrant, restricted share units (“RSUs”), phantom awards (“Phantom Awards”) and performance share units (“PSUs”), using the treasury stock method. PSUs and performance-based Phantom Awards, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met. Potential ordinary share equivalents are excluded from the diluted earnings (loss) per share calculation where their inclusion would be antidilutive. For periods in which the Company reports a net loss, diluted loss per share is the same as basic loss per share because the effect of all potentially dilutive securities is antidilutive.
Prior to the Reorganization, NIQ Global Intelligence plc had 100 ordinary shares outstanding. Following the Reorganization (and prior to the IPO), NIQ Global Intelligence plc had 245,000,000 ordinary shares outstanding, resulting in an effective share split of 1:2,450,000. For purposes of calculating earnings (loss) per share, the effective share split has been applied retrospectively as though the Reorganization had occurred at the beginning of the earliest period presented, reflecting the common control relationship among the entities involved.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss)	$37.8	$(196.9)	$(79.1)	$(315.6)
Less: Net income attributable to noncontrolling interests	2.0	1.7	5.7	5.5
Net income (loss) attributable to NIQ	$35.8	$(198.6)	$(84.8)	$(321.1)

Denominator:
Basic	295,122,162	281,956,522	295,076,836	257,454,212
Diluted	296,392,063	281,956,522	295,076,836	257,454,212

Earnings (loss) per share from:
Basic: Income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)
Diluted: Income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)

Antidilutive securities excluded from the calculation of diluted earnings per share
Warrant	17,725,122	1,364,125	17,725,122	3,106,636
RSUs	418,648	255,662	2,930,767	132,822
PSUs	1,125	—	1,993,917	—
Phantom Awards	4,211	647,794	250,367	226,830
Total excluded antidilutive securities	18,149,106	2,267,581	22,900,173	3,466,288
See Note 16. “Share-based compensation” to the consolidated financial statements within the Company’s 2025 Annual Report on Form 10-K for a description of the terms and conditions of previously granted awards.
During the three and nine months ended September 30, 2026, additional time-based RSUs were granted. Additional performance-based awards were also granted during the nine months ended September 30, 2026. The PSUs and performance‑based Phantom Awards vest based on cumulative performance over a three‑year period, with payouts ranging from 50% to 200% of target depending on achievement of Adjusted earnings per share, revenue and free cash flow targets. Targets have not yet been achieved.
11. INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 44% and (21)%, respectively. The change in the Company’s effective tax rate for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by changes in jurisdictional earnings.
For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was 673% and (35)%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by the relatively low level of consolidated pretax income and the geographic mix of earnings among jurisdictions with differing statutory tax rates. As a result, the effective tax rate for the current period may not be indicative of the effective tax rate in future periods.

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
The following table summarizes activity related to liabilities associated with restructuring activities:

(in millions)	2026 Program	Cost Efficiency Program(1)	GfK Integration(2)	Total
Balance as of December 31, 2025	$—	$8.5	$44.6	$53.1
Charges (credits)	56.0	(0.3)	(0.3)	55.4
Payments	(8.1)	(3.0)	(17.4)	(28.5)
Other adjustments	(0.5)	(0.1)	(0.3)	(0.9)
Balance as of March 31, 2026	47.4	5.1	26.6	79.1
Charges (credits)	13.6	(0.2)	(4.7)	8.7
Payments	(12.2)	(1.2)	(11.0)	(24.4)
Other adjustments	(0.2)	(0.1)	(0.1)	(0.4)
Balance as of June 30, 2026	48.6	3.6	10.8	63.0
Charges (credits)	5.0	(0.1)	(0.1)	4.8
Payments	(14.8)	(0.8)	(3.2)	(18.8)
Balance as of September 30, 2026	$38.8	$2.7	$7.5	$49.0
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
In January 2026, Ms. Tracey Massey resigned from her position as Chief Operating Officer. As a result, for the nine months ended September 30, 2026, the Company recognized incremental non‑cash compensation charges of $9.5 million in connection with her separation agreement. No incremental charges were recognized during the three months ended September 30, 2026. These charges, comprised of share-based compensation expense arising from award modifications, were recorded within restructuring costs in the unaudited condensed consolidated statements of operations.
13. PENSION AND OTHER POST-RETIREMENT BENEFITS
The following table presents the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$3.0	$2.7	$9.4	$7.9
Interest cost	4.9	6.8	15.1	19.0
Expected return on plan assets	(5.9)	(7.8)	(18.3)	(21.9)
Amortization of net gain	(0.1)	(0.2)	(0.3)	(0.5)
Net periodic pension cost	$1.9	$1.5	$5.9	$4.5
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost totaling net benefits of $1.1 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively, were presented as a component of nonoperating income (expense), net.
14. SHARE-BASED COMPENSATION
During the third quarter of 2025, the Company recognized a cumulative catch-up of share-based compensation expense primarily driven by the completion of its IPO and the satisfaction of certain conditions associated with RSUs and the Phantom Awards agreements. This adjustment reflects the recognition of previously unrecognized share-based compensation expense related to awards that became probable of vesting upon meeting the specified criteria. No such cumulative catch-up was recognized during 2026.

The Company incurred total share-based compensation expense of $7.3 million and $50.5 million during the three months ended September 30, 2026 and 2025, respectively, and $27.5 million and $53.3 million during the nine months ended September 30, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general and administrative expenses and restructuring, net in the unaudited condensed consolidated statements of operations based upon the nature of the expense.
Of the share-based compensation recognized during the three and nine months ended September 30, 2025, approximately $42.2 million represents the cumulative catch-up adjustment, inclusive of approximately $18.1 million associated with the Phantom Awards. Although Phantom Awards were historically cash-settled, the terms of the outstanding awards were modified in November 2025 to provide for settlement in the Company’s ordinary shares.
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
The following table sets forth revenue, significant segment expenses regularly provided to the CODM and Adjusted EBITDA by reportable segment for the periods presented:

	Three Months Ended September 30,
	2026			2025
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$463.0	$491.2	$164.9	$407.0	$484.6	$161.0
Less:
Data acquisition costs	116.5	87.6	32.2	89.6	85.1	28.2
Other segment costs(1)	201.1	238.3	98.7	192.4	242.8	102.9
Segment Adjusted EBITDA	$145.4	$165.3	$34.0	$125.0	$156.7	$29.9

	Nine Months Ended September 30,
	2026			2025
(in millions)	Americas	EMEA	APAC	Americas	EMEA	APAC
Revenues	$1,350.3	$1,486.3	$479.4	$1,193.6	$1,392.0	$473.7
Less:
Data acquisition costs	341.3	259.5	93.0	259.3	245.6	83.5
Other segment costs(1)	598.3	727.2	285.6	571.9	722.5	299.4
Segment Adjusted EBITDA	$410.7	$499.6	$100.8	$362.4	$423.9	$90.8
(1) Other segment costs primarily include personnel-related costs, cloud costs, software and hardware maintenance costs and occupancy costs.

The following table reconciles Adjusted EBITDA by segment to income (loss) before income taxes, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA by segment
Americas	$145.4	$125.0	$410.7	$362.4
EMEA	165.3	156.7	499.6	423.9
APAC	34.0	29.9	100.8	90.8
Total segment Adjusted EBITDA	344.7	311.6	1,011.1	877.1
Adjustments to reconcile to income (loss) before income taxes:
Corporate expenses not allocated to segments	(81.1)	(87.9)	(260.8)	(249.8)
Depreciation and amortization	(141.5)	(166.9)	(449.7)	(469.2)
Interest expense, net	(54.3)	(78.2)	(167.9)	(256.9)
2026 Program costs and other non-cash compensation expense(1)	(5.8)	—	(86.3)	—
Transformation program costs(2)	(1.6)	(19.3)	(28.8)	(37.4)
GfK integration costs(3)	(1.1)	(12.4)	0.5	(29.0)
Acquisitions and transaction related costs(4)	(0.7)	(8.0)	(9.9)	(16.3)
Foreign currency exchange (loss) gain, net	(6.8)	(18.9)	(0.5)	70.5
Nonoperating items, net(5)	20.5	(33.1)	13.6	(78.0)
Share-based compensation expense	(7.3)	(50.5)	(18.0)	(53.3)
Impairment of long-lived assets	—	—	(0.3)	(1.1)
Net income attributable to noncontrolling interests	2.0	1.7	5.7	5.5
Other operating items, net(6)	0.5	(0.8)	5.1	3.6
Income (loss) before income taxes	$67.5	$(162.7)	$13.8	$(234.3)
(1) Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. "Restructuring activities", as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2) Transformation program costs include costs associated with accelerated technology investment, including consultancy, legal and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
(3) GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
(4) Acquisitions and transaction related costs represent costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration and legal related costs. These costs also include preparation and readiness costs for capital market transactions.
(5) Consists of adjustments related to: (i) net periodic pension benefit, other than service cost, (ii) factoring fees, (iii) write-off of unamortized debt discount and debt issuance costs, (iv) gain on sale of subsidiaries, (v) deconsolidation of subsidiaries, (vi) settlement of tax indemnification, (vii) remeasurement of warrant to fair value, (viii) bargain purchase gain, and (ix) other nonoperating income and expenses. See Note 16. "Nonoperating income (expense), net" for further information on these adjustments.
(6) Consists primarily of adjustments related to gain/loss on sale of long-lived assets.
The Company conducts business in the following countries that hold 10% or more of total tangible long-lived assets:

	September 30, 2026	December 31, 2025
Germany	25%	25%
United States	26%	27%
Tangible long-lived assets in Ireland, the Company’s country of domicile, represented less than 1% of total tangible long-lived assets as of September 30, 2026 and December 31, 2025.

16. NONOPERATING INCOME (EXPENSE), NET
The following table sets forth the components of nonoperating income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gain on sale of subsidiaries	$5.8	$—	$5.8	$—
Recovery of previously written-off royalty receivables from deconsolidated subsidiaries	11.9	—	11.9	—
Deconsolidation of subsidiaries	—	—	—	5.2
Bargain purchase gain	6.0	—	6.0	—
Remeasurement of warrant to fair value (Note 9)	—	(5.1)	—	(39.7)
Write-off of unamortized debt discount and debt issuance costs (Note 8)	—	(24.7)	—	(35.0)
Factoring fees	(3.0)	(2.8)	(8.1)	(8.5)
Net periodic pension benefit, other than service cost	1.1	1.2	3.5	3.4
Earnings from equity method investments	1.1	0.6	4.3	2.8
Income from transition services agreement	0.6	1.6	2.8	6.8
Settlement of tax indemnification	—	(1.0)	(2.8)	(5.4)
Other	(1.3)	(0.7)	(2.7)	2.1
Nonoperating income (expense), net	$22.2	$(30.9)	$20.7	$(68.3)
17. COMMITMENTS AND CONTINGENCIES
The Company is subject to litigation and other claims in the ordinary course of business. As of September 30, 2026, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for such legal matters has been incurred. However, the ultimate resolutions of these legal matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these legal matters. Further, there can be no assurance that future litigation to which the Company becomes a party will not have a material adverse effect on the business, financial position, cash flows or results of operations.

As of September 30, 2026, the Company has entered into contractual obligations related to agreements to purchase data, data processing, cloud services, information technology services, building maintenance, equipment purchasing and various outsourcing contracts. These agreements are not unilaterally cancellable by the Company, are legally enforceable with respect to the Company and the counterparties, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. The amounts presented below include the minimum annual payments under the Company’s purchase obligations that have initial or remaining non-cancelable terms in excess of one year.

(in millions)	Contractual Obligations
For the year ending December 31,
Remainder of 2026	$103.9
2027	286.8
2028	271.4
2029	286.6
2030	139.4
Thereafter	149.6
Total	$1,237.7
Except for what is noted above, there have been no other material changes from the commitments and contingencies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table sets forth the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2025	$(2.2)	$(18.9)	$(10.9)	$(32.0)
Foreign currency adjustments:
Foreign currency translation adjustments	(3.1)	—	—	(3.1)
Net investment hedges	(10.0)	—	—	(10.0)
Cash flow hedges, net of tax of $—	—	—	19.9	19.9
Balance as of March 31, 2026	(15.3)	(18.9)	9.0	(25.2)
Foreign currency adjustments:
Foreign currency translation adjustments	9.6	—	—	9.6
Net investment hedges	3.1	—	—	3.1
Defined benefit plan adjustments, net of tax of $—	—	(0.2)	—	(0.2)
Cash flow hedges, net of tax of $—	—	—	0.6	0.6
Balance as of June 30, 2026	(2.6)	(19.1)	9.6	(12.1)
Foreign currency adjustments:
Foreign currency translation adjustments	(9.7)	—	—	(9.7)
Net investment hedges	11.0	—	—	11.0
Defined benefit plan adjustments, net of tax of $0.3	—	1.1	—	1.1
Cash flow hedges, net of tax of $—	—	—	17.4	17.4
Balance as of September 30, 2026	$(1.3)	$(18.0)	$27.0	$7.7

(in millions)	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(16.0)	$(18.6)	$(3.1)	$(37.7)
Foreign currency adjustments:
Foreign currency translation adjustments	(8.3)	—	—	(8.3)
Net investment hedges	6.0	—	—	6.0
Cash flow hedges, net of tax of $—	—	—	(8.9)	(8.9)
Balance as of March 31, 2025	(18.3)	(18.6)	(12.0)	(48.9)
Foreign currency adjustments:
Foreign currency translation adjustments	29.7	—	—	29.7
Net investment hedges	(6.6)	—	—	(6.6)
Defined benefit plan adjustments, net of tax of $0.2	—	(0.5)	—	(0.5)
Cash flow hedges, net of tax of $—	—	—	(5.9)	(5.9)
Balance as of June 30, 2025	4.8	(19.1)	(17.9)	(32.2)
Foreign currency adjustments:
Foreign currency translation adjustments	(9.6)	—	—	(9.6)
Net investment hedges	(5.4)	—	—	(5.4)
Defined benefit plan adjustments, net of tax of $0.1	—	(0.3)	—	(0.3)
Cash flow hedges, net of tax of $—	—	—	4.8	4.8
Balance as of September 30, 2025	$(10.2)	$(19.4)	$(13.1)	$(42.7)

19. SUBSEQUENT EVENTS
The U Group & Co Limited Acquisition
On October 7, 2026, the Company obtained control of The U Group & Co Limited (“U Group”), an Australian-based company specializing in consumer participation, receipt intelligence, and AI-powered data processing capabilities, following an off-market takeover offer. The offer became unconditional after the Company received acceptances representing at least 90% of U Group’s issued capital and all remaining conditions to the offer were satisfied or waived. The Company will proceed to acquire the remaining issued capital through the compulsory acquisition process available under Australian law. The acquisition is expected to support the Company's strategy of expanding consumer intelligence and AI-enabled analytic capabilities. As of the date these financial statements were issued, the compulsory acquisition process was substantially complete, with only the acquisition of the remaining outstanding shares yet to be finalized.
Preliminary purchase price consideration consists of approximately AUD14.5 million (approximately $10.1 million USD) of cash consideration, of which AUD14.2 million and AUD0.2 million (approximately $10.0 million USD and $0.2 million USD, respectively) were paid on October 26, 2026 and November 9, 2026, respectively; AUD1.5 million (approximately $1.0 million USD) of deferred consideration, subject to certain adjustments and payable 12 months following the acquisition; and contingent consideration, payable 18 months following the acquisition based on the achievement of specified performance conditions, with a maximum undiscounted amount of approximately AUD4.5 million (approximately $3.1 million USD). The aggregate maximum consideration is approximately AUD20.5 million (approximately $14.2 million USD).

The acquisition is expected to be accounted for as a business combination. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not completed the initial accounting for the business combination, including the identification and valuation of the assets acquired and liabilities assumed and the determination of the fair value of certain components of consideration. Accordingly, the purchase price allocation and related amounts have not yet been determined.

Share Repurchase Program

On November 12, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $150.0 million of the Company’s ordinary shares (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase ordinary shares from time to time, at management’s discretion, through open market purchases (including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act), privately-negotiated transactions or otherwise in accordance with applicable federal securities laws and Irish legal requirements. The amount, timing and manner of repurchases, if any, will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The Company is not obligated to repurchase any ordinary shares under the Share Repurchase Program.

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
•interest rate fluctuations;
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
•our ability to execute on our go-to-market approach; and
•the amount, timing and manner of any share repurchases under our newly-authorized share repurchase program
This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading Part II, Item 1A. Risk Factors and should be carefully considered, together with other information in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC, before making an investment decision regarding our ordinary shares.
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
We operate our business through three reportable segments: (1) Americas, which includes North America and Latin America; (2) EMEA, which includes Europe, the Middle East, Africa and South Asia; and (3) APAC, which includes Asia and the western Pacific region. We generate revenue from solutions in two product groupings: (i) Intelligence (Consumer Measurement) and (ii) Activation (Consumer Analytics). Intelligence solutions include a combination of our retail measurement, consumer behavior and insights and retailer solutions, which are utilized by both consumer brands and retailer clients. Activation solutions include customized analytics and predictive models to improve decision making around product, pricing, marketing and supply chain. We typically initiate client relationships through one of our core Intelligence solutions which we typically sell under multi-year or annual subscription contracts granting clients access to our core software and data solutions. Our Intelligence solutions accounted for approximately 81% of our revenue for both the three and nine months ended September 30, 2026. Our Intelligence subscription revenue for the nine months ended September 30, 2026 came from multi-year or annual subscription-based contracts and had a net dollar retention rate of 105%. These subscription-based contracts typically contain built-in, annual, price and product enhancement escalators. With the enhancements of our data coverage, product innovation and AI-powered technology platform, we believe that we have been able to consistently increase client satisfaction and execution on our value-based pricing strategy. Individual contract values vary based on the number of countries and modules desired, such as the number of eCommerce or omnichannel reads that the client elects to purchase at the time of initial contracting or thereafter during the contract term.

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
Acquisition of M-Trix
On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD). The acquisition was accounted for as a business combination using the acquisition method. An additional BRL60.0 million (equivalent to approximately $11.8 million USD), net of a BRL0.6 million (equivalent to approximately $0.1 million USD) post-closing working capital adjustment, was paid in August 2026 upon the first anniversary of the closing date. See Note 3. "Acquisitions" in the notes to the unaudited condensed consolidated financial statements for additional information.
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
Initial Public Offering
On July 24, 2025, we completed our IPO, in which we issued and sold 50,000,000 ordinary shares at the initial public offering price of $21.00 per share. We received aggregate net proceeds of $985.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The aggregate net proceeds were used to repay a portion of our outstanding borrowings. See Note 1. "Organization" and Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements for additional information.

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
On August 12, 2025, the Credit Agreement was amended to, among other things, (a) refinance and replace the existing USD Term Loan with a new USD term loan facility with a reduced interest rate spread of 225 to 250 basis points dependent on certain ratio levels, (b) refinance and replace the existing EUR Term Loan with a new EUR term loan facility with a reduced interest rate spread of 275 to 300 basis points dependent on certain ratio levels, (c) extend the maturity date with respect to the USD and EUR term loan facilities to October 31, 2030 and (d) reduce the interest rate spread with respect to the Revolver to a spread of 175 to 225 basis points dependent on certain ratio levels. See Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements for additional information.
2026 Restructuring
In February 2026, we approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $70 million to $80 million by the end of fiscal year 2026. The 2026 Program is intended to further reduce costs primarily within selling, general and administrative expenses. We expect to incur total pre-tax restructuring charges of approximately $65 million to $75 million, the substantial majority of which would result in cash expenditures. As of September 30, 2026, we have incurred substantially all of the restructuring charges associated with the 2026 Program.
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
YiMian Acquisition
On June 30, 2026, we completed the acquisition of YiMian, Flywheel’s China and Southeast Asia eCommerce Data & Insights business (“YiMian”), a leading provider of eCommerce, social commerce and digital shelf solutions for cash consideration of CNY 33.5 million (equivalent to approximately $4.9 million USD). The acquisition was accounted for as a business combination based on the preliminary purchase price allocation, which remains subject to adjustment during the measurement period. The preliminary purchase price allocation resulted in a bargain purchase gain of $6.0 million, representing the excess of the fair value of the identifiable net assets acquired over the fair value of the consideration transferred. The gain was recognized within nonoperating income (expense), net in the unaudited condensed consolidated statements of operations.
The U Group & Co Limited Acquisition
On October 7, 2026, the Company obtained control of The U Group & Co Limited, an Australian-based company specializing in consumer participation, receipt intelligence, and AI-powered data processing capabilities, following an off-market takeover offer in which shareholder acceptances exceeded the 90% threshold. The acquisition is expected to support the Company's strategy of expanding consumer intelligence and AI-enabled analytic capabilities. Preliminary purchase price consists of cash consideration, deferred consideration and contingent consideration, for an aggregate undiscounted maximum consideration of approximately AUD20.5 million (approximately $14.2 million USD). The acquisition is expected to be accounted for as a business combination. See Note 19. "Subsequent events" in the notes to the unaudited condensed consolidated financial statements for additional information.

Financial Highlights
This summary unaudited condensed consolidated financial data (as reported) provides highlights from the results of operations that follows.

			Revenue as a percentage of total
	Three Months Ended September 30,		%	%
(in millions)	2026	2025	2026	2025
Revenue by segment:
Americas revenue	$463.0	$407.0	41.4%	38.7%
EMEA revenue	491.2	484.6	43.9%	46.0%
APAC revenue	164.9	161.0	14.7%	15.3%
Total Revenue	$1,119.1	$1,052.6
Revenue by product groupings:
Intelligence revenue	$907.6	$855.3	81.1%	81.3%
Activation revenue	211.5	197.3	18.9%	18.7%
Total Revenue	$1,119.1	$1,052.6

			Revenue as a percentage of total
	Nine Months Ended September 30,		%	%
(in millions)	2026	2025	2026	2025
Revenue by segment:
Americas revenue	$1,350.3	$1,193.6	40.7%	39.0%
EMEA revenue	1,486.3	1,392.0	44.8%	45.5%
APAC revenue	479.4	473.7	14.5%	15.5%
Total Revenue	$3,316.0	$3,059.3
Revenue by product groupings:
Intelligence revenue	$2,696.9	$2,495.3	81.3%	81.6%
Activation revenue	619.1	564.0	18.7%	18.4%
Total Revenue	$3,316.0	$3,059.3
Factors Affecting Results of Operations
The following factors, among others described herein, have been important to our business, and we expect them to continue to impact our results of operations and financial condition in future periods:
•Sale of Netquest. On December 17, 2024, we entered into an agreement to sell our ownership interest in Netquest, a provider of panels primarily located in Europe acquired through the GfK Combination. On February 3, 2025, we completed the sale for cash consideration of €58.1 million (equivalent to approximately $60.3 million USD), subject to final closing adjustments. The proceeds were primarily used to repay outstanding borrowings on the Revolver. See Note 4. "Disposals" in the notes to the unaudited condensed consolidated financial statements for additional information.
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
•Gastrograph Acquisition. On April 21, 2025, we completed the Gastrograph Acquisition for cash consideration of $12.5 million, subject to certain working capital adjustments. We believe the Gastrograph Acquisition further strengthens NIQ’s AI capabilities and competitive differentiation to provide consumer packaged goods companies with The Full ViewTM. See Note 3. "Acquisitions" in the notes to the unaudited condensed consolidated financial statements for additional information.

•Acquisition of M-Trix. On July 10, 2025, we entered into a definitive agreement to acquire 100% of the share capital of M-Trix, a data intelligence and market analytics company based in Brazil. The transaction closed on August 1, 2025 for total cash consideration of approximately BRL340.0 million (equivalent to approximately $54.2 million USD), subject to customary purchase price adjustments, of which only BRL150.0 million (equivalent to approximately $26.8 million USD) was paid upon the closing. An additional BRL60.0 million (equivalent to approximately $11.8 million USD), net of a BRL0.6 million (equivalent to approximately $0.1 million USD) post-closing working capital adjustment, was paid in August 2026 upon the first anniversary of the closing date.
•Initial Public Offering. During the third quarter of 2025, we recognized a cumulative catch-up expense of approximately $42.2 million for share-based compensation, inclusive of approximately $18.1 million affiliated with Phantom Awards which were cash-settled awards that were granted by Advent to certain NIQ employees upon the Advent Acquisition. This was primarily driven by the completion of the Company’s IPO and the satisfaction of certain conditions associated with RSUs and Phantom Awards agreements. In November 2025, we modified the terms for the majority of outstanding phantom awards to permit settlement into shares, eliminating the existing cash-settlement provision.
•2026 Restructuring. In February 2026, we approved an incremental cost realignment program (the “2026 Program”) intended to further streamline the organization and drive operational efficiency. The 2026 Program is designed to generate additional annualized cost savings of approximately $70 million to $80 million by the end of fiscal year 2026. We expect to incur total pre-tax restructuring charges of approximately $65 million to $75 million, the substantial majority of which would result in cash expenditures. As of September 30, 2026, we have incurred substantially all of the restructuring charges associated with the 2026 Program.
•YiMian Acquisition. On June 30, 2026, we completed the acquisition of YiMian, Flywheel’s China and Southeast Asia eCommerce Data & Insights business (“YiMian”), a leading provider of eCommerce, social commerce and digital shelf solutions for cash consideration of CNY 33.5 million (equivalent to approximately $4.9 million USD). Based on the preliminary purchase price allocation, we recognized a bargain purchase gain of $6.0 million within nonoperating income (expense), net in the unaudited condensed consolidated statements of operations. The purchase price allocation remains preliminary and is subject to adjustment during the measurement period.

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
Annualized Revenue is defined as average annualized monthly contract value revenue over the trailing twelve months. Newly acquired client revenue is calculated by (i) annualizing the first month with positive contract value, then (ii) annualizing the monthly average contract value between the second month and eleventh month with positive contract value and then (iii) annualizing the average contract value across the trailing twelve months. Subscription Revenue and related metrics reported for the nine months ended September 30, 2026 and 2025 includes the annualized revenue. Annualized Revenue is not a forecast and the active contracts at the end of a reporting period used in calculating Annualized Revenue may or may not be extended or renewed by our clients.
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

	Nine Months Ended September 30,
(in millions)	2026	2025
Intelligence Subscription Revenue	$3,062	$2,798
Intelligence Subscription Revenue Growth (%)	5.5%	6.6%

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

	Nine Months Ended September 30,
	2026	2025
GDR for Intelligence Subscription Revenue	99%	99%
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
Cost of revenues (excluding depreciation and amortization)
Cost of revenues (excluding depreciation and amortization) primarily include data acquisition costs, cloud costs, software and hardware maintenance costs and personnel related costs associated with these functions. Cost of revenues also includes cooperation arrangements, which are supply arrangements where we obtain data (i.e. point of sale data) from third-party vendors. These are typically annual multi-year contracts and fixed price in nature (as further described in Note 5. "Revenue" of our notes to the unaudited condensed consolidated financial statements.)
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
Nonoperating income (expense), net
Nonoperating income (expense), net primarily includes costs associated with remeasurement of warrant to fair value prior to equity reclassification, write-off of unamortized debt discount and debt issuance costs, costs associated with our factoring program, components of net periodic pension benefit other than service cost, income from transition services agreement and settlement of tax indemnification.
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

Results of Operations
For the three months ended September 30, 2026 and 2025, our results of operations were as follows:

			Change
	Three Months Ended September 30,		2026 vs. 2025
(in millions)	2026	2025	$	%
Revenues	$1,119.1	$1,052.6	$66.5	6.3%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	486.1	466.9	19.2	4.1%
Selling, general and administrative expenses	387.5	454.9	(67.4)	(14.8)%
Depreciation and amortization	141.5	166.9	(25.4)	(15.2)%
Restructuring, net	4.8	3.9	0.9	23.1%
Other operating income, net	(7.2)	(5.3)	(1.9)	(35.8)%
Total operating expenses	1,012.7	1,087.3	(74.6)	(6.9)%
Operating income (loss)	106.4	(34.7)	141.1	n/m
Interest expense, net	(54.3)	(78.2)	23.9	30.6%
Foreign currency exchange loss, net	(6.8)	(18.9)	12.1	64.0%
Nonoperating income (expense), net	22.2	(30.9)	53.1	n/m
Income (loss) before income taxes	67.5	(162.7)	230.2	n/m
Income tax expense	(29.7)	(34.2)	4.5	13.2%
Net income (loss)	37.8	(196.9)	234.7	n/m
Less: Net income attributable to noncontrolling interests	2.0	1.7	0.3	17.6%
Net income (loss) attributable to NIQ	$35.8	$(198.6)	$234.4	n/m

Revenues
Revenues increased $66.5 million, or 6.3%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily reflecting growth in the Americas and EMEA regions. Growth was driven by expansion across the existing client base, increased service delivery and pricing strategy initiatives. Intelligence revenues benefited from broader coverage and increased service driven by enhanced granularity across offerings, while Activation revenue growth was due to expansion across solutions, higher volumes and a broader scope of services delivered.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $19.2 million, or 4.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily driven by expanded retail data engagements centered around investments into expanded coverage, granularity and panel expansion, as well as increased variable spend directly tied to increased revenue volume.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $67.4 million, or 14.8%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease primarily reflects lower personnel expenses, including a reduction in share-based compensation expense due to the absence of a cumulative catch-up recognized following the IPO in the prior year period end, in addition to lower spending across general and administrative activities due to continued focus on cost discipline.
Depreciation and amortization
Depreciation and amortization decreased $25.4 million, or 15.2%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to the end of useful life for certain intangible assets acquired through acquisitions.
Restructuring, net
Restructuring, net increased $0.9 million, or 23.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily driven by charges associated with the 2026 Program, including employee separation costs and investments to further streamline the organization through accelerated technology initiatives intended to improve efficiency, customer satisfaction, product innovation and productivity. Increases were partially offset by reversals related to prior restructuring programs. See Note 12. "Restructuring activities" in the notes to the unaudited condensed consolidated financial statements for additional information.

Other operating income, net
Other operating income, net increased $1.9 million, or 35.8%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily attributable to sublease income from our leasing arrangements and increased income generated by the investments we hold in our joint ventures.
Interest expense, net
Interest expense, net decreased $23.9 million, or 30.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily driven by the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange loss, net
Foreign currency exchange loss, net decreased $12.1 million, or 64.0%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to more favorable foreign currency movements, particularly between the US dollar and Euro, which resulted in lower remeasurement losses in the current period.
Nonoperating income (expense), net
Nonoperating income (expense), net increased $53.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to the absence of prior year losses related to (i) warrant fair value remeasurement and (ii) the write-off of debt issuance costs, together with current year gains related to (iii) the sale of the Company's remaining legal ownership interests in the previously deconsolidated Russian entities, (iv) the recovery of previously written-off royalty receivables from deconsolidated subsidiaries and (v) the bargain purchase gain associated with the YiMian acquisition.
Income tax expense
Income tax expense decreased $4.5 million, or 13.2% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, the effective tax rate was 44% and (21)%, respectively. The change in our effective tax rate was primarily driven by changes in jurisdictional earnings.

For the nine months ended September 30, 2026 and 2025, our results of operations were as follows:

			Change
	Nine Months Ended September 30,		2026 vs. 2025
(in millions)	2026	2025	$	%
Revenues	$3,316.0	$3,059.3	$256.7	8.4%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown separately below)	1,461.1	1,346.9	114.2	8.5%
Selling, general and administrative expenses	1,184.9	1,229.7	(44.8)	(3.6)%
Depreciation and amortization	449.7	469.2	(19.5)	(4.2)%
Impairment of long-lived assets	0.3	1.1	(0.8)	(72.7)%
Restructuring, net	78.4	8.9	69.5	n/m
Other operating income, net	(19.9)	(16.9)	(3.0)	(17.8)%
Total operating expenses	3,154.5	3,038.9	115.6	3.8%
Operating income	161.5	20.4	141.1	n/m
Interest expense, net	(167.9)	(256.9)	89.0	34.6%
Foreign currency exchange (loss) gain, net	(0.5)	70.5	(71.0)	n/m
Nonoperating income (expense), net	20.7	(68.3)	89.0	n/m
Income (loss) before income taxes	13.8	(234.3)	248.1	105.9%
Income tax expense	(92.9)	(81.3)	(11.6)	(14.3)%
Net loss	(79.1)	(315.6)	236.5	74.9%
Less: Net income attributable to noncontrolling interests	5.7	5.5	0.2	3.6%
Net loss attributable to NIQ	$(84.8)	$(321.1)	$236.3	73.6%

Revenues
Revenues increased $256.7 million, or 8.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily reflecting growth in the Americas and EMEA regions, driven by expansion across the existing client base, increased service delivery and pricing strategy initiatives. Intelligence revenues benefited from broader coverage and increased service driven by enhanced granularity across offerings, while Activation revenues increased due to expansion across solutions, higher volumes and a broader scope of services delivered.
Cost of revenues (excluding depreciation and amortization shown separately below)
Cost of revenues increased $114.2 million, or 8.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by expanded retail data engagements centered around investments into expanded coverage, granularity and panel expansion, as well as increased variable spend directly tied to increased revenue volume.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $44.8 million, or 3.6%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease primarily reflects lower personnel expenses, including a reduction in share-based compensation expense due to the absence of a cumulative catch-up recognized following the IPO in the prior year period end, in addition to lower spending across general and administrative activities due to continued focus on cost discipline.
Depreciation and amortization
Depreciation and amortization decreased $19.5 million, or 4.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to the end of useful life for certain intangible assets acquired through acquisitions.
Impairment of long-lived assets
Impairment of long-lived assets decreased $0.8 million, or 72.7%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease is driven by the reduction in impairment of operating lease right-of-use assets.
Restructuring, net
Restructuring, net increased $69.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by (i) charges associated with the 2026 Program, including employee separation costs and investments to further streamline the organization through accelerated technology initiatives intended to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications as a result of Ms. Tracey Massey’s resignation from her position as Chief Operating Officer. Increases were partially offset by reversals related to prior restructuring programs. See Note 12. "Restructuring activities" in the notes to the unaudited condensed consolidated financial statements for additional information.
Other operating income, net
Other operating income, net increased $3.0 million, or 17.8%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased income generated by the investments we hold in our joint ventures and sublease income from our leasing arrangements.
Interest expense, net
Interest expense, net decreased $89.0 million, or 34.6%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily driven by the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements for additional information.
Foreign currency exchange (loss) gain, net
Foreign currency exchange (loss) gain, net decreased $71.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to less favorable foreign currency movements, particularly between the US dollar and Euro, which resulted in remeasurement losses in the current period compared to remeasurement gains in the prior period.
Nonoperating income (expense), net
Nonoperating income (expense), net increased $89.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to the absence of losses recognized in the prior year related to (i) warrant fair value remeasurement and (ii) write-offs of debt issuance costs, as well as current year gains related to (iii) the sale of the Company’s remaining legal ownership interests in the previously deconsolidated subsidiaries, (iv) the recovery of previously written-off royalty receivables from deconsolidated subsidiaries and (v) the bargain purchase gain associated with the YiMian acquisition.

Income tax expense
Income tax expense increased $11.6 million, a change of 14.3% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the effective tax rate was 673% and (35)%, respectively. The effective tax rate was significantly impacted by the relatively low level of consolidated pretax income and the geographic mix of earnings among jurisdictions with differing statutory tax rates. As a result, the effective tax rate for the current period may not be indicative of the effective tax rate in future periods.
Segment Results
Our segment disclosure is intended to provide investors with a view of the business that is consistent with management’s view of the Company. We manage our business and report our financial results through the following three segments:
•    Americas, which includes North America and Latin America
•    EMEA, which includes Europe, the Middle East, Africa and South Asia
•    APAC, which includes Asia and the western Pacific region
The following is a discussion of the financial results of our reportable segments consisting of Americas, EMEA and APAC for the three and nine months ended September 30, 2026 and 2025. Segment results have been adjusted retrospectively to reflect changes in the reportable segments. We evaluate segment operating performance using segment revenues and segment Adjusted EBITDA. Segment Adjusted EBITDA Margin is calculated by dividing segment Adjusted EBITDA by segment revenue. See Note 15. "Reportable segments" in the notes to the unaudited condensed consolidated financial statements for additional information.
Americas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$463.0	$407.0	$1,350.3	$1,193.6
Segment Adjusted EBITDA	145.4	125.0	410.7	362.4
Segment Adjusted EBITDA Margin %	31.4%	30.7%	30.4%	30.4%
Revenues
Americas segment revenues increased by $56.0 million, or 13.8%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by strong retention and growth within our existing client base, inclusive of expanded service offerings and higher customer demand. Segment Intelligence revenue increased by $41.0 million due to strong retention complemented by value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service driven by expanded coverage and granularity across product offerings. Segment Activation revenue increased by $15.0 million driven by higher project demand and volume increases.
Americas segment revenues increased by $156.7 million, or 13.1%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by strong retention and growth within our existing client base, inclusive of expanded service offerings and higher customer demand. Segment Intelligence revenue increased by $110.9 million due to strong retention complemented by value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service levels driven by expanded coverage and granularity across product offerings. Segment Activation revenue increased by $45.8 million driven by higher project demand and volume increases.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
Americas segment Adjusted EBITDA increased by $20.4 million, or 16.3% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Segment Adjusted EBITDA Margin increased by 0.7% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in segment Adjusted EBITDA was primarily attributable to the increase in segment revenues discussed above, partially offset by higher segment costs, which primarily include increased data acquisition costs, external services and personnel expenses.
Americas segment Adjusted EBITDA increased by $48.3 million, or 13.3% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Segment Adjusted EBITDA Margin remained constant for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase in segment Adjusted EBITDA was primarily attributable to the increase in segment revenues discussed above, partially offset by increased segment costs, which primarily include increased data acquisition costs, external services and personnel expenses.

EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$491.2	$484.6	$1,486.3	$1,392.0
Segment Adjusted EBITDA	165.3	156.7	499.6	423.9
Segment Adjusted EBITDA Margin %	33.7%	32.3%	33.6%	30.5%
Segment Revenues
EMEA segment revenues increased by $6.6 million, or 1.4%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by a combination of value-based pricing and expansion of services across the existing client base. Segment Intelligence revenue increased $10.1 million, primarily reflecting the impact of value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service levels driven by broader coverage and granularity. Segment Activation revenue decreased $3.5 million, primarily driven by reduced service and volume softness reflecting the impact of ongoing geopolitical volatility in the Middle East on client demand, partially offset by benefit of pricing actions and expansion across the region.
EMEA segment revenues increased by $94.3 million, or 6.8%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was driven by a combination of value-based pricing and expansion of services across the existing client base. Segment Intelligence revenue increased $91.3 million, primarily reflecting the impact of value-based pricing, supplemented by expansion revenue and increased service driven by broader coverage and granularity. Segment Activation revenue increased $3.0 million, primarily due to higher project demand and volume increases.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
EMEA segment Adjusted EBITDA increased by $8.6 million, or 5.5%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Segment Adjusted EBITDA Margin increased by 1.4% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The change was primarily driven by higher segment revenues as discussed above, combined with reductions in segment costs, which primarily include decreased personnel costs, infrastructure and technology expenses, partially offset by higher external services and data acquisition costs.
EMEA segment Adjusted EBITDA increased by $75.7 million, or 17.9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Segment Adjusted EBITDA Margin increased by 3.1% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The change was primarily attributable to the increase in segment revenues as discussed above, partially offset by increased segment costs, which primarily include personnel costs and data acquisition costs to support the revenue growth and expanded retail data engagements.
APAC

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Segment Revenues	$164.9	$161.0	$479.4	$473.7
Segment Adjusted EBITDA	34.0	29.9	100.8	90.8
Segment Adjusted EBITDA Margin %	20.6%	18.6%	21.0%	19.2%
Segment Revenues
APAC segment revenues increased by $3.9 million, or 2.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to a combination of increased service levels driven by broader coverage and granularity, panel and eCommerce expansion and higher project demand and volume, partially offset by reduced service in certain markets. Segment Activation revenue increased $2.7 million, primarily due to stronger demand for Analytics and Innovation solutions and improving commercial momentum across the region. Segment Intelligence revenue increased $1.2 million, primarily reflecting the impact of value-based pricing, supplemented by panel and e-Commerce expansion revenue and increased service levels driven by broader coverage and granularity.
APAC segment revenues increased by $5.7 million, or 1.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Segment Activation revenue increased $6.3 million, primarily due to stronger demand for Analytics and Innovation solutions and improving commercial momentum across the region. Segment Intelligence revenue decreased $0.6 million, primarily driven by reduced service and volume softness, partially offset by benefit of pricing actions and expansion across the region.
Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin
APAC segment Adjusted EBITDA increased by $4.1 million, or 13.7% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Segment Adjusted EBITDA Margin increased by 2.0% for the three months ended

September 30, 2026 as compared to the three months ended September 30, 2025. The change was primarily attributable to the increase in segment revenues as discussed above, combined with reductions in segment costs, which primarily include decreased infrastructure and technology expenses, partially offset by higher data acquisition costs.
APAC segment Adjusted EBITDA increased by $10.0 million, or 11.0% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Segment Adjusted EBITDA Margin increased by 1.8% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The change was primarily driven by higher segment revenues as discussed above, combined with reductions in segment costs, which primarily include decreased personnel costs, infrastructure and technology expenses, partially offset by higher data acquisition costs.
Non-GAAP Financial Measures
We present EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, segment Adjusted EBITDA, segment Adjusted EBITDA Margin, Free Cash Flow, Adjusted Net Income, Adjusted Net Income per Share, Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth (Decline) in the tables below and elsewhere in this Quarterly Report on Form 10-Q as supplemental measures of our operating performance and liquidity. We consider them to be important supplemental measures of our performance and liquidity and believe they are useful to securities analysts, investors and other interested parties in their evaluation of our operating performance and liquidity. These measures reflect the results from the primary operations of our business by excluding the effects of certain items that we do not consider indicative of our core operations and ongoing operating performance. See “Segment Results” above and Note 15. "Reportable segments" in the notes to the unaudited condensed consolidated financial statements for additional information regarding Segment Adjusted EBITDA.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA is defined as net income (loss) attributable to NIQ excluding interest expense, net, income tax expense and depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for restructuring and other non-cash compensation expense, Transformation Program costs, GfK integration costs, acquisitions and transaction related costs, impairment of long-lived assets, foreign currency exchange (loss) gain, net, nonoperating items, net, share-based compensation expense and other operating items, net. Specifically, Adjusted EBITDA allows for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. The following table shows EBITDA and Adjusted EBITDA for the periods presented, and the reconciliation to their most comparable U.S. GAAP measure, net income (loss) attributable to NIQ, and net income (loss) attributable to NIQ divided by revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss) attributable to NIQ	$35.8	$(198.6)	$(84.8)	$(321.1)
Interest expense, net	54.3	78.2	167.9	256.9
Income tax expense	29.7	34.2	92.9	81.3
Depreciation and amortization	141.5	166.9	449.7	469.2
EBITDA	261.3	80.7	625.7	486.3
2026 Program costs and other non-cash compensation expense(1)	5.8	—	86.3	—
Transformation Program costs(2)	1.6	19.3	28.8	37.4
GfK integration costs(3)	1.1	12.4	(0.5)	29.0
Acquisitions and transaction related costs(4)	0.7	8.0	9.9	16.3
Impairment of long-lived assets(5)	—	—	0.3	1.1
Foreign currency exchange loss (gain), net(6)	6.8	18.9	0.5	(70.5)
Nonoperating items, net(7)	(20.5)	33.1	(13.6)	78.0
Share–based compensation expense(8)	7.3	50.5	18.0	53.3
Other operating items, net(9)	(0.5)	0.8	(5.1)	(3.6)
Adjusted EBITDA	$263.6	$223.7	$750.3	$627.3
Net income (loss) attributable to NIQ divided by revenue	3.2%	(18.9)%	(2.6)%	(10.5)%
Adjusted EBITDA Margin %	23.6%	21.3%	22.6%	20.5%
Adjusted EBITDA increased $39.9 million, or 17.8%, for the three months ended September 30, 2026 and $123.0 million, or 19.6%, for the nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively.

Adjusted EBITDA Margin increased 2.3% and 2.1% for the three and nine months ended September 30, 2026, respectively, as compared to the prior corresponding periods. The increases were primarily driven by strong organic constant currency revenue growth, together with savings realized under legacy productivity initiatives.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. "Restructuring activities", as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million for the nine months ended September 30, 2026, arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment, including consultancy, legal and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
(3)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
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
(6)Foreign currency exchange loss (gain), net primarily reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(7)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of warrant to fair value, write-off of unamortized debt discount and debt issuance costs, settlement of tax indemnification, factoring fees, gain on sale of subsidiaries, recovery of previously written-off royalty receivables from deconsolidated subsidiaries, deconsolidation of subsidiaries, bargain purchase gain and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Nonoperating items, net	$(20.5)	$33.1	$(13.6)	$78.0
Gain on sale of subsidiaries	(5.8)	—	(5.8)	—
Recovery of previously written-off royalty receivables from deconsolidated subsidiaries	(11.9)	—	(11.9)	—
Deconsolidation of subsidiaries	—	—	—	(5.2)
Bargain purchase gain	(6.0)	—	(6.0)	—
Net periodic pension benefit, other than service cost	(1.1)	(1.2)	(3.5)	(3.4)
Remeasurement of warrant to fair value	—	5.1	—	39.7
Write-off of unamortized debt discount and debt issuance costs	—	24.7	—	35.0
Settlement of tax indemnification	—	1.0	2.8	5.4
Factoring fees	3.0	2.8	8.1	8.5
Other	1.3	0.7	2.7	(2.0)
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

Free Cash Flow
Free Cash Flow is defined as net cash provided by operating activities less cash paid for capital expenditures. Management believes Free Cash Flow, in conjunction with cash from operations, can be useful to investors as an indicator of liquidity since capital expenditures are a necessary component of ongoing operations. Management believes that capital expenditures are essential to our innovation and maintenance of our operational capabilities. The following tables show Free Cash Flow for the periods presented, and the reconciliation to its most comparable U.S. GAAP measure, net cash provided by operating activities, for the periods presented.

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$330.9	$110.0
Cash paid for capital expenditures	(198.8)	(165.1)
Free Cash Flow	$132.1	$(55.1)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash paid for interest	$169.9	$239.9
Free Cash Flow increased by $187.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 due to higher cash generated from operations resulting from improved profitability as evidenced by a higher Adjusted EBITDA, increased revenue and lower cash paid for interest as a result of the repayment of debt in connection with the IPO, as well as post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest expense savings. See the “Condensed Consolidated Statements of Cash Flows” in the unaudited condensed consolidated financial statements for additional information.
Adjusted Net Income and Adjusted Net Income Per Share
Adjusted Net Income is defined as net income (loss) attributable to NIQ excluding special items deemed not to be reflective of ongoing or core operations. Adjusted Net Income per Share is defined as Adjusted Net Income divided by the Weighted Average Shares Outstanding.
Adjusted Net Income and Adjusted Net Income Per Share are used by management and can be useful to investors as an indicator of our core business performance. Management uses these metrics to analyze business operations and to adjust net income (loss) attributable to NIQ for items we believe do not accurately reflect our core business or that relate to non-cash expenses or noncontrolling interests.

The following tables show Adjusted Net Income and Adjusted Net Income Per Share, for the periods presented and the reconciliation to their most comparable GAAP measure, net income (loss) attributable to NIQ and Earnings Per Share, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net income (loss) attributable to NIQ	$35.8	$(198.6)	$(84.8)	$(321.1)
Adjustments to reconcile net income (loss) attributable to NIQ
2026 Program costs and other non-cash compensation expense(1)	5.8	—	86.3	—
Transformation Program costs(2)	1.6	19.3	28.8	37.4
Amortization of certain intangible assets(3)	57.8	72.5	199.7	209.7
GfK integration costs(4)	1.1	12.4	(0.5)	29.0
Acquisitions and transaction related costs(5)	0.7	8.0	9.9	16.3
Impairment of long-lived assets(6)	—	—	0.3	1.1
Foreign currency exchange loss (gain), net(7)	6.8	18.9	0.5	(70.5)
Nonoperating items, net(8)	(23.5)	30.3	(21.7)	69.4
Share-based compensation expense(9)	7.3	50.5	18.0	53.3
Other operating items, net(10)	(0.5)	0.8	(5.1)	(3.6)
Total adjustments to net income (loss) attributable to NIQ	$57.1	$212.7	$316.2	$342.1
Tax effect of above adjustments(11)	(5.1)	(4.9)	(21.5)	(18.0)
Adjusted Net Income attributable to NIQ	$87.8	$9.2	$209.9	$3.0

Earnings (loss) per share:
Basic: Income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)
Diluted: Net income (loss) attributable to NIQ	$0.12	$(0.70)	$(0.29)	$(1.25)

Weighted average NIQ ordinary shares outstanding
Basic	295,122,162	281,956,522	295,076,836	257,454,212
Diluted	296,392,063	281,956,522	295,076,836	257,454,212

Adjusted Net Income per share:
Basic: Income attributable to NIQ	$0.30	$0.03	$0.71	$0.01
Diluted: Income attributable to NIQ	$0.30	$0.03	$0.71	$0.01
Adjusted Net Income attributable to NIQ increased $78.6 million and $206.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, respectively. The increases are primarily attributable to revenue growth, along with interest expense savings driven by debt repayments in connection with the IPO and subsequent post-IPO debt refinancing, which triggered reductions in interest rate spreads and generated incremental interest cost savings.
Footnotes to the table above:
(1)Includes (i) 2026 Program restructuring expenses for employee separation costs as further discussed in Note 12. "Restructuring activities", as well as additional costs to streamline the organization through accelerated technology investment incurred to improve efficiency, customer satisfaction, product innovation and productivity and (ii) non-cash share-based compensation expense of $9.5 million arising from award modifications resulting from Ms. Tracey Massey’s resignation from her position as Chief Operating Officer.
(2)Transformation Program costs include costs associated with accelerated technology investment, including consultancy, legal and advisory fees incurred to evaluate and improve organizational efficiencies and operations as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
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
(4)GfK integration costs include costs for consulting fees and integration associated with the GfK Combination as well as employee separation costs as further discussed in Note 12. "Restructuring activities".
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
(7)Foreign currency exchange loss (gain), net reflects the translation movements on foreign currency denominated term loans as well as the impact of foreign exchange hedges.
(8)Nonoperating items, net consists of adjustments primarily related to net periodic pension benefit, other than service cost, remeasurement of the warrant to fair value, write-off of unamortized debt discount and debt issuance costs, settlement of tax indemnification, bargain purchase gain, gain on sale of subsidiaries, recovery of previously written-off royalty receivables from deconsolidated subsidiaries, deconsolidation of subsidiaries and other. The settlement of tax indemnification relates to certain taxes indemnified by Nielsen in connection with the 2021 Carve-Out Transaction. The initial amount was recorded as part of purchase accounting adjustments. Further adjustments are made to the tax indemnification as audit settlements or refunds are recorded.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Nonoperating items, net	$(23.5)	$30.3	$(21.7)	$69.4
Gain on sale of subsidiaries	(5.8)	—	(5.8)	—
Recovery of previously written-off royalty receivables from deconsolidated subsidiaries	(11.9)	—	(11.9)	—
Deconsolidation of subsidiaries	—	—	—	(5.2)
Bargain purchase gain	(6.0)	—	(6.0)	—
Net periodic pension benefit, other than service cost	(1.1)	(1.2)	(3.5)	(3.4)
Remeasurement of warrant to fair value	—	5.1	—	39.7
Write-off of unamortized debt discount and debt issuance costs	—	24.7	—	35.0
Settlement of tax indemnification	—	1.0	2.8	5.4
Other	1.3	0.7	2.7	(2.1)
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
(11)Income tax adjustments include the tax effect of the non-GAAP adjustments, calculated using the appropriate statutory tax rate for each adjustment. The non-GAAP tax rate was 28% and 79% for the three months ended September 30, 2026 and 2025, respectively, and 35% and 93% for the nine months ended September 30, 2026 and 2025, respectively. Our statutory rate is evaluated annually.
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

The following tables present Organic Constant Currency Revenue Growth (Decline) for the three and nine months ended September 30, 2026 and 2025. We present Organic Constant Currency Revenue and Organic Constant Currency Revenue Growth (Decline) as supplemental measures of our operating performance because they eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. Organic Constant Currency Revenue and Organic Constant Currency Growth (Decline) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended September 30,			Growth (Decline)		Organic Constant Currency Revenue Growth
(in millions)	2026	2025	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$1,119.1	$1,052.6	6.3%	(0.4)%	(0.1)%	5.8%
Revenue by segment:
Americas revenue	463.0	407.0	13.8%	(0.2)%	(2.1)%	11.5%
EMEA revenue	491.2	484.6	1.4%	—%	1.5%	2.9%
APAC revenue	164.9	161.0	2.4%	(2.4)%	0.2%	0.2%

	Nine Months Ended September 30,			Growth (Decline)		Organic Constant Currency Revenue Growth (Decline)
(in millions)	2026	2025	Revenue Growth	Inorganic Items	Foreign Exchange
Revenues	$3,316.0	$3,059.3	8.4%	(0.3)%	(2.5)%	5.6%
Revenue by segment:
Americas revenue	1,350.3	1,193.6	13.1%	(0.5)%	(2.9)%	9.7%
EMEA revenue	1,486.3	1,392.0	6.8%	0.1%	(2.8)%	4.1%
APAC revenue	479.4	473.7	1.2%	(0.8)%	(0.9)%	(0.5)%
Consolidated Organic Constant Currency Revenues for the three and nine months ended September 30, 2026 grew by 5.8% and 5.6%, respectively, driven by strong renewal rates, value-based pricing, panel and e-Commerce expansion, new capabilities and solutions and increased service from broader coverage and granularity.
Americas Organic Constant Currency Revenues for the three and nine months ended September 30, 2026 grew by 11.5% and 9.7%, respectively, driven by strong renewal rates, value-based pricing, expanded verticals, panel and e-Commerce expansion and cross selling new capabilities to existing clients.
EMEA Organic Constant Currency Revenue Growth for the three and nine months ended September 30, 2026 grew by 2.9% and 4.1%, respectively, driven by strong renewal rates, value-based pricing, panel and e-Commerce expansion and cross selling new capabilities to existing clients.
APAC Organic Constant Currency Revenue Growth (Decline) grew by 0.2% for the three months ended September 30, 2026 and decreased by 0.5% for the nine months ended September 30, 2026. The increase for the three month period was primarily driven by value-based pricing, panel and e-Commerce expansion and higher product demand. The decline for the nine month period reflects reduced demand for services that more than offset the benefit of pricing actions and regional expansion initiatives.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, acquisitions, debt service obligations, capital expenditures and strategic or operational efficiency initiatives. As of September 30, 2026, we had $747.5 million in available borrowing capacity under the Revolver, which combined with available cash of $572.6 million, provided liquidity of $1,320.1 million.
We expect to incur future expenditures on developing internally developed software. We capitalized $65.1 million and $55.2 million of internally developed software costs for the three months ended September 30, 2026 and 2025, respectively, and $182.6 million and $163.4 million for the nine months ended September 30, 2026 and 2025, respectively. We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under the Revolver or new issuances of debt. We believe we have available resources to meet both our short-term (12 months or less) and long-term liquidity requirements, including our debt services.
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
We were in compliance with all relevant covenants contained in the Credit Agreement as of September 30, 2026.
There have been no material changes to our debt structure since December 31, 2025. For debt related information, see Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements.
Cash Flow
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$330.9	$110.0
Net cash used in investing activities	(194.2)	(135.8)
Net cash (used in) provided by financing activities	(75.6)	199.3
Effect of exchange-rate changes on cash and cash equivalents	(7.3)	6.6
Net increase in cash and cash equivalents	$53.8	$180.1
Operating Activities
For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, net cash provided by operating activities increased $220.9 million, primarily driven by a favorable decrease in net loss adjusted for non-cash items of $170.5 million and net movements in operating assets and liabilities of $50.4 million. Non-cash items include (i) an increase of $72.3 million in non-cash foreign currency exchange loss, net, (ii) an increase of $5.2 million in the gain on deconsolidation of subsidiaries and related adjustments from gains in prior year which did not recur in current year, (iii) an increase of $4.9 million in the gain on disposal of business from gains in prior year which did not recur in current year and (iv) an increase of $2.4 million in the provision for credit losses, partially offset by unfavorable movements in non-cash items including (i) a decrease of $39.7 million in the mark-to-market remeasurement of the Warrant liability, (ii) a decrease of $35.0 million in the write-off of unamortized debt discount and debt issuance costs, (iii) a decrease of $25.8 million in share-based compensation, (iv) a decrease of $20.1 million in the amortization of debt discount and debt issuance costs, (v) a decrease of $19.5 million in depreciation and amortization, (vi) a decrease of $9.7 million in other operating activities, net, (vii) a decrease of $0.8 million in impairment of long-lived assets and (viii) a decrease of $0.2 million in deferred income taxes.
The net movements in operating assets and liabilities include (i) an increase of $149.2 million in accounts payable and other current liabilities primarily due to increased cooperative arrangement liabilities and other accrued expenses to support the growing business in the current period as compared to the prior period, (ii) an increase of $28.5 million in deferred revenues due to growth in the business and achievement of delivery milestones, (iii) an increase of $13.3 million in other noncurrent assets, net of noncurrent liabilities and (iv) an increase of $3.5 million in operating leases, net, partially offset by (i) a decrease of $73.0 million in trade and other receivables, net primarily due to increased revenue in the current period as compared to the prior period and (ii) a decrease of $71.1 million in prepaid expenses and other current assets primarily due to increased prepaid cooperation arrangements to support increased revenue in the current period as compared to the prior period.
Investing Activities
For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, net cash used in investing activities increased $58.4 million, primarily driven by (i) disposal activity of $67.7 million related to the sale of Netquest in February 2025 and (ii) an increase of $37.4 million in intangible asset expenditures primarily relating to additions to internally developed software cost, partially offset by (i) a decrease in business acquisition activity of $26.1 million, (ii) a decrease in asset acquisition activity of $11.3 million due to the Gastrograph Acquisition which occurred in April 2025, (iii) proceeds of $5.6 million in other investing activities, net in the current period and (iv) a decrease of $3.7 million in expenditures relating to additions of property and equipment.

Financing Activities
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, net cash (used in) provided by financing activities decreased $274.9 million primarily driven by (i) proceeds from our 2025 IPO, net of underwriters discounts and commissions, of $1,005.4 million, (ii) a decrease of $11.4 million in other financing activities, net, (iii) payment of deferred consideration of $9.4 million and (iv) a decrease of $8.2 million in finance leases, partially offset by (i) net debt and other financing arrangement repayments of $32.7 million in the current period as compared to net debt and other financing arrangement repayments of $764.9 million in the prior period (ii) a decrease of $16.0 million in debt issuance costs paid related to the 2025 debt refinancing, (iii) a decrease of $8.4 million in deferred offering costs paid related to the 2025 IPO and (iv) lower dividends paid to noncontrolling interests of $2.9 million.

Share Repurchase Program

On November 12, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our ordinary shares (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase ordinary shares from time to time, at management’s discretion, through open market purchases (including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act), privately-negotiated transactions or otherwise in accordance with applicable federal securities laws and Irish legal requirements. The amount, timing and manner of repurchases, if any, will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. We are not obligated to repurchase any ordinary shares under the Share Repurchase Program.

Cash Requirements

As of September 30, 2026, we have cash requirements for long-term debt payments, leases and other liabilities. There have been no material changes to these obligations since December 31, 2025, other than those discussed in Note 17. "Commitments and contingencies" in the notes to the unaudited condensed consolidated financial statements. For debt related information, see Note 8. "Debt" in the notes to the unaudited condensed consolidated financial statements.
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
Recent Accounting Standards
See Note 2. "Summary of significant accounting policies" in our notes to the unaudited condensed consolidated financial statements for a description of recently adopted and recently issued accounting standards.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026, the end of the period covered by this Quarterly Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2026 as a result of the material weaknesses in internal control over financial reporting described below.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2025, we concluded that effective information technology (IT) general controls specifically related to user access controls for the general ledger system were not adequately maintained. Certain controls over provisioning and deprovisioning of users and periodic user access reviews were not operating effectively. The user access controls were not performed with sufficient precision or oversight to ensure proper segregation of duties and appropriate restriction of user and privileged access. In addition, we did not design controls to independently review and monitor user access and approval limits for certain bank accounts to ensure access rights were appropriate and aligned with Company policies. These control deficiencies could have resulted in a material misstatement of our accounts or disclosures that would not be prevented or detected on a timely basis, and accordingly, we determined that these control deficiencies constitute material weaknesses in internal control over financial reporting as of December 31, 2025.

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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts discussed above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II ‑ OTHER INFORMATION
Item 1. Legal Proceedings
See Note 17. "Commitments and contingencies" in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks and uncertainties described under “Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2025 Annual Report on Form 10-K and this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect our business, financial condition or operating results. Except as set forth below, our Risk Factors have remained materially unchanged from those disclosed in our 2025 Annual Report on Form 10-K.

There can be no assurance that we will repurchase our ordinary shares or that we will repurchase our ordinary shares at favorable prices.

Our Board of Directors has approved a share repurchase program authorizing us to repurchase up to $150.0 million of our ordinary shares. The amount and timing of share repurchases are subject to market conditions, share price and other factors, including compliance with all respective laws and our applicable agreements. Our ability to repurchase our ordinary shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase program could have a negative effect on our stock price. We can also provide no assurance that we will repurchase our ordinary shares at favorable prices, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Period Ended	Filing Date
3.1	Memorandum and Articles of Association		S-1/A	N/A	7/22/2025
31.1	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer of NIQ Global Intelligence plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	X
________________________________________________

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIQ GLOBAL INTELLIGENCE PLC
(Registrant)

Date: November 12, 2026	/s/ Michael Burwell
Michael Burwell
Chief Financial Officer
(Principal Financial and Accounting Officer)